Form 10-Q
period 2022-06-30
Grayscale Zcash Trust (ZEC)
filed 2022-08-05
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56433

Grayscale® Zcash Trust (ZEC)

SPONSORED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6646113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Zcash Trust (ZEC) Shares	ZCSH	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of August 1, 2022: 3,777,700

Grayscale® Zcash Trust (ZEC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 24.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Zcash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Risk Factors” in Exhibit 99.1 to Amendment No. 1 to the Trust’s Registration Statement on the Form 10 filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “Information Statement”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2022	December 31, 2021
Assets:
Investment in Zcash, at fair value (cost $49,377 and $49,993 as of June 30, 2022 and December 31, 2021, respectively)	$17,879	$48,721
Total assets	$17,879	$48,721
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$17,879	$48,721
Net Assets consists of:
Paid-in-capital	53,626	53,626
Accumulated net investment loss	(2,829)	(2,318)
Accumulated net realized loss on investment in Zcash	(1,420)	(1,315)
Accumulated net change in unrealized depreciation on investment in Zcash	(31,498)	(1,272)
	$17,879	$48,721
Shares issued and outstanding, no par value (unlimited Shares authorized)	3,777,700	3,777,700
Net asset value per Share	$4.73	$12.90

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Zcash and percentages)

June 30, 2022
	Quantity of Zcash	Cost	Fair Value	% of Net Assets
Investment in Zcash	336,015.53150620	$49,377	$17,879	100%
Net assets		$49,377	$17,879	100%

December 31, 2021
	Quantity of Zcash	Cost	Fair Value	% of Net Assets
Investment in Zcash	340,207.27644932	$49,993	$48,721	100%
Net assets		$49,993	$48,721	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	234	392	511	608
Net investment loss	(234)	(392)	(511)	(608)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in Zcash	(75)	90	(105)	33
Net change in unrealized (depreciation) appreciation on investment in Zcash	(42,670)	(9,093)	(30,226)	16,268
Net realized and unrealized (loss) gain on investment	(42,745)	(9,003)	(30,331)	16,301
Net (decrease) increase in net assets resulting from operations	$(42,979)	$(9,395)	$(30,842)	$15,693

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Decrease) increase in net assets from operations:
Net investment loss	$(234)	$(392)	$(511)	$(608)
Net realized (loss) gain on investment in Zcash	(75)	90	(105)	33
Net change in unrealized (depreciation) appreciation on investment in Zcash	(42,670)	(9,093)	(30,226)	16,268
Net (decrease) increase in net assets resulting from operations	(42,979)	(9,395)	(30,842)	15,693
Increase in net assets from capital share transactions:
Shares issued	-	489	-	12,300
Net increase in net assets resulting from capital share transactions	-	489	-	12,300
Total (decrease) increase in net assets from operations and capital share transactions	(42,979)	(8,906)	(30,842)	27,993
Net assets:
Beginning of period	60,858	50,480	48,721	13,581
End of period	$17,879	$41,574	$17,879	$41,574
Change in Shares outstanding:
Shares outstanding at beginning of period	3,777,700	3,563,100	3,777,700	2,335,000
Shares issued	-	29,500	-	1,257,600
Net increase in Shares	-	29,500	-	1,257,600
Shares outstanding at end of period	3,777,700	3,592,600	3,777,700	3,592,600

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 23, 2017 and commenced operations on October 24, 2017. In general, the Trust holds Zcash (“ZEC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEC. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of ZEC held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in ZEC, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ZEC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM) and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or the “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, is the only Authorized Participant and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the ZEC, Incidental Rights, and IR Virtual Currency held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Trust’s Shares which are primarily held in book-entry form.

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “ZCSH” and the CUSIP number for its Shares is 38964G108.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in the Trust’s Information Statement.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in ZEC, including receiving ZEC for the creation of Shares and delivering ZEC for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEC from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust.

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant. The Trust or the Authorized Participant does not have access to Digital Asset Exchange Markets that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and level of activity of ZEC traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the analysis, an Exchange Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the investment in ZEC recorded by the Trust for financial reporting purposes is the fair value of ZEC at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of ZEC for Share creations and the delivery of ZEC for Share redemptions or for payment of expenses in ZEC. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in ZEC.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investment in ZEC	$17,879	$17,879	$-	$-
December 31, 2021
Assets
Investment in ZEC	$48,721	$-	$48,721	$-

3. Fair Value of Zcash

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2022 and December 31, 2021, the Trust held 336,015.53150620 and 340,207.27644932 ZEC, respectively.

The Trust determined the fair value per ZEC to be $53.21 and $143.21 on June 30, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except Zcash amounts)	ZEC	Fair Value
Balance at January 1, 2021	215,605.95449096	$13,581
ZEC contributed	132,687.71392083	14,396
ZEC distributed for Sponsor's Fee, related party	(8,086.39196247)	(1,232)
Net change in unrealized appreciation on investment in ZEC	-	21,944
Net realized gain on investment in ZEC	-	32
Balance at December 31, 2021	340,207.27644932	$48,721
ZEC contributed	-	-
ZEC distributed for Sponsor's Fee, related party	(4,191.74494312)	(511)
Net change in unrealized depreciation on investment in ZEC	-	(30,226)
Net realized loss on investment in ZEC	-	(105)
Balance at June 30, 2022	336,015.53150620	$17,879

4. Creations and Redemptions of Shares

At June 30, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The number of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0889 and 0.0901 of one ZEC at June 30, 2022 and December 31, 2021, respectively. The decrease in the number of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

The cost basis of investments in ZEC recorded by the Trust is the fair value of ZEC, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or ZEC.

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended June 30, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2022 or December 31, 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of June 30, 2022 and December 31, 2021, 888,984 and 722,209 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2022 and 2021.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ZEC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such ZEC, Incidental Rights and/or IR Virtual Currency in kind in satisfaction of such Additional Trust Expenses.

For the three months ended June 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $233,713 and $391,825, respectively. For the six months ended June 30, 2022 and 2021, the Trust incurred Sponsor's Fees of $510,575 and $607,434, respectively. As of June 30, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG has purchased a total of $2.0 million worth of Shares of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEC. Investing in ZEC is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of ZEC held by the Trust, and fluctuations in the price of ZEC could materially and adversely affect an investment in the Shares of the Trust. The price of ZEC has a limited history. During such history, ZEC prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEC, including, but not limited to, global ZEC supply and demand, theft of ZEC from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The ZEC held by the Trust are commingled and the Trust’s shareholders have no specific rights to any specific ZEC. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

There is currently no clearing house for ZEC, nor is there a central or major depository for the custody of ZEC. There is a risk that some or all of the Trust’s ZEC could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEC. Further, transactions in ZEC are irrevocable. Stolen or incorrectly transferred ZEC may be irretrievable. As a result, any incorrectly executed ZEC transactions could adversely affect an investment in the Shares.

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

If ZEC is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for ZEC. For example, it may become more difficult for ZEC to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of ZEC and cause users to migrate to other digital assets. As such, any determination that ZEC is a security under federal or state securities laws may adversely affect the value of ZEC and, as a result, an investment in the Shares.

To the extent that ZEC is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including those under the Investment Company Act of 1940, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEC at a time that is disadvantageous to shareholders.

To the extent a private key required to access an ZEC address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the ZEC controlled by the private key and the private key will not be capable of being restored by the Zcash Network. The processes by which ZEC transactions are settled are dependent on the peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of ZEC.

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of the COVID-19 pandemic could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the operation of the Trust
.

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$16.11	$14.17	$12.90	$5.82
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.06)	(0.11)	(0.14)	(0.18)
Net realized and unrealized (loss) gain	(11.32)	(2.49)	(8.03)	5.93
Net (decrease) increase in net assets resulting from operations	(11.38)	(2.60)	(8.17)	5.75
Net asset value, end of period	$4.73	$11.57	$4.73	$11.57
Total return	-70.64%	-18.35%	-63.33%	98.80%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

As of the close of business on August 1, 2022, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $62.18 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report and under “Risk Factors” and “Forward-Looking Statements” or the other sections of the Trust’s Information Statement.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ZEC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of ZEC for Share creations and the delivery of ZEC for Share redemptions or for payment of expenses in ZEC. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in ZEC.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s NAV, the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEC from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). The Trust or the Authorized Participant does not have access to Digital Asset Exchanges that do not have a BitLicense and has access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts the remaining Digital Asset Markets from high to low by entity-specific and market-based volume and activity of ZEC traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews intra-day pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market volume, activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the investment in ZEC recorded by the Trust for financial reporting purposes is the fair value of ZEC at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized and unrealized (loss) gain on investment in Zcash	$(42,745)	$(9,003)	$(30,331)	$16,301
Net (decrease) increase in net assets resulting from operations	$(42,979)	$(9,395)	$(30,842)	$15,693
Net assets	$17,879	$41,574	$17,879	$41,574

Net realized and unrealized loss on investment in ZEC for the three months ended June 30, 2022 was ($42,745) which includes a realized loss of ($75) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($42,670). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $179.99 per ZEC as of March 31, 2022 to $53.21 per ZEC as of June 30, 2022. Net decrease in net assets resulting from operations was ($42,979) for the three months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $234. Net assets decreased to $17,879 at June 30, 2022, a 71% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 2,101 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the three months ended June 30, 2021 was ($9,003) which includes a realized gain of $90 on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($9,093). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $154.38 per ZEC as of March 31, 2021 to $126.89 per ZEC as of June 30, 2021. Net decrease in net assets resulting from operations was ($9,395) for the three months ended June 30, 2021, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $392. Net assets decreased to $41,574 at June 30, 2021, a 18% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 2,039 ZEC with to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 2,697 ZEC with a value of $489 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in ZEC for the six months ended June 30, 2022 was ($30,331) which includes a realized loss of ($105) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($30,226). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $143.21 per ZEC as of December 31, 2021 to $53.21 per ZEC as of June 30, 2022. Net decrease in net assets resulting from operations was

($30,842) for the six months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $511. Net assets decreased to $17,879 at June 30, 2022, a 63% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 4,191 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the six months ended June 30, 2021 was $16,301 which includes a realized gain of $33 on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEC of $16,268. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $62.99 per ZEC as of December 31, 2020 to $126.89 per ZEC as of June 30, 2021. Net increase in net assets resulting from operations was $15,693 for the six months ended June 30, 2021, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $608. Net assets increased to $41,574 at June 30, 2021, a 206% increase for the six-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 115,873 ZEC with a value of $12,300 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,838 ZEC to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ZEC, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of ZEC, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ZEC. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Zcash:
Opening balance	338,117	326,983	340,207	215,606
Creations	-	2,697	-	115,873
Sponsor's Fee, related party	(2,101)	(2,039)	(4,191)	(3,838)
Closing balance	336,016	327,641	336,016	327,641
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	336,016	327,641	336,016	327,641
Number of Shares:
Opening balance	3,777,700	3,563,100	3,777,700	2,335,000
Creations	-	29,500	-	1,257,600
Closing balance	3,777,700	3,592,600	3,777,700	3,592,600

	As of June 30,
	2022	2021
Price of ZEC on principal market (1)	$53.21	$126.89
NAV per Share (2)	$4.73	$11.57
Index Price	$53.08	$126.86
Digital Asset Holdings per Share (3)	$4.72	$11.57

(1)
The Trust performed an assessment of the principal market at June 30, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of June 30, 2022 and 2021 the NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Overview of Zcash—ZEC Value—The Index and the Index Price” in the Information Statement for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of June 30, 2022 and 2021 were Coinbase Pro, Binance.US and Kraken. See “Valuation of ZEC and Determination of Digital Asset Holdings” in the Trust’s Information Statement for a description of the Trust’s Digital Asset Holdings per Share.

For accounting purposes, the Trust reflects creations and the ZEC receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of ZEC is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of June 30, 2022, the Trust had a net closing balance with a value of $17,835,704, based on the Index Price (non-GAAP methodology). As of June 30, 2022, the Trust had a total market value of $17,879,386, based on the principal market (Coinbase Pro).

As of June 30, 2021, the Trust had a net closing balance with a total value of $41,564,569, based on the Index Price (non-GAAP methodology). As of June 30, 2021, the Trust had a total market value of $41,574,398, based on the principal market (Coinbase Pro).

Historical Digital Asset Holdings and ZEC Prices

As movements in the price of ZEC will directly affect the price of the Shares, investors should understand recent movements in the price of ZEC. Investors, however, should also be aware that past movements in the ZEC price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from October 24, 2017 to June 30, 2022.

Movement in the Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Oct-17
Jan-18
Apr-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
1/10 of ZEC Index Price (non-GAAP)
Digital Asset Holdings per Share (non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on October 24, 2017 to June 30, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $23.70 to $687.00, with the straight average being $131.15 through June 30, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
October 24, 2017 (the first Creation Basket of the Trust) to June 30, 2018	$331.30	$687.00	1/9/2018	$156.64	6/29/2018	$168.03	$156.64
Twelve months ended June 30, 2019	$95.71	$226.89	7/26/2018	$45.75	2/6/2019	$106.42	$112.76
Twelve months ended June 30, 2020	$47.12	$106.17	7/8/2019	$23.70	3/16/2020	$51.72	$51.72
Twelve months ended June 30, 2021	$110.58	$365.90	5/12/2021	$50.82	7/2/2020	$126.86	$126.86
Twelve months ended June 30, 2022	$134.32	$295.19	11/25/2021	$53.08	6/30/2022	$53.08	$53.08
October 24, 2017 (the first Creation Basket of the Trust) to June 30, 2022	$131.15	$687.00	1/9/2018	$23.70	3/16/2020	$53.08	$53.08

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on October 24, 2017 to June 30, 2022. Since the beginning of the Trust’s operations, the price of ZEC has ranged from $23.59 to $742.55, with the straight average being $131.45 through June 30, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
October 24, 2017 (the first Creation Basket of the Trust) to June 30, 2018	$333.09	$742.55	1/7/2018	$156.46	6/29/2018	$168.01	$156.46
Twelve months ended June 30, 2019	$95.80	$227.11	7/26/2018	$45.80	2/6/2019	$107.16	$112.85
Twelve months ended June 30, 2020	$47.17	$106.12	7/8/2019	$23.59	3/16/2020	$51.80	$51.80
Twelve months ended June 30, 2021	$110.60	$365.90	5/12/2021	$50.84	7/2/2020	$126.89	$126.89
Twelve months ended June 30, 2022	$134.34	$296.04	11/25/2021	$53.21	6/30/2022	$53.21	$53.21
October 24, 2017 (the first Creation Basket of the Trust) to June 30, 2022	$131.45	$742.55	1/7/2018	$23.59	3/16/2020	$53.21	$53.21

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

ZCSH Premium/(Discount): ZCSH Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

ZCSH Premium/(Discount): ZCSH Share Price vs. Digital Asset Holdings per Share (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Risk Factors” of the registrant’s Information Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) on a monthly basis during the three months ended June 30, 2022:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1 2022 - April 30, 2022	86,360	$13.10	86,360	$8.2
May 1, 2022 - May 31, 2022	23,050	7.97	23,050	8.0
June 1, 2022 - June 30, 2022	-	-	-	8.0
Total	109,410	$12.02	109,410	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 1, 2022, DCG has purchased a total of $2.0 million worth of Shares of the Trust.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1†	Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) is the type that the registrant treats as private or confidential.

Glossary of Defined Terms

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Agent”—A Person appointed by the Trust to act on behalf of the shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant.

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of ZEC required as of such trade date for each Creation Basket, as determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Blockchain” or “Zcash Blockchain”—The public transaction ledger of the Zcash Network on which transactions in ZEC are recorded.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Custodial Services”—The Custodian’s services that (i) allow ZEC to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw ZEC from the Trust’s Digital Asset Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Agreement”—The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.

“Custodian Fee”—Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Account”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEC on the Trust’s behalf.

“Digital Asset Exchange”—An electronic marketplace where exchange participants may trade, buy and sell ZEC based on bid-ask trading. The largest Digital Asset Exchanges are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Exchange Market”—The global exchange market for the trading of ZEC, which consists of transactions on electronic Digital Asset Exchanges.

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of ZEC and Determination of Digital Asset Holdings” in our Information Statement. See also “Determination of NAV” in our Information Statement for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of ZEC and Determination of Digital Asset Holdings” in our Information Statement.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ZEC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Zcash Price Index (ZCX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price”—The U.S. dollar value of an ZEC derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Overview of the Zcash—ZEC Value—The Index and the Index Price” in our Information Statement for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ZEC Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

“Investment Advisers Act”—Investment Advisers Act of 1940, as amended.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The net asset value of the Trust determined on a GAAP basis.

“OTCQX”—The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ZEC required for Creation Baskets.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in ZEC, which accrues daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Transfer Agent”—Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Zcash Trust (ZEC), a Delaware statutory trust, formed on October 23, 2017 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1 and No. 2 thereto and as the same may be amended from time to time.

“Trustee”—Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“Zcash Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Zcash Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Zcash Network. See “Overview of Zcash” in our Information Statement.

“ZEC” or “Zcash”—Zcash tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Zcash Network, comprising units that constitute the assets underlying the Trust’s Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Zcash Trust (ZEC)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: August 5, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.