Form 10-K
period 2022-12-31
Grayscale Zcash Trust (ZEC)
filed 2023-03-01
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2022 as reported by the OTC Markets, Inc. on that date: $13,201,432.

Number of Shares of the registrant outstanding as of February 23, 2023: 3,777,700.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Zcash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
recent developments in the digital asset economy which have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
the extreme volatility of trading prices that many digital assets, including ZEC, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of Digital Assets, such as ZEC, which represent a new and rapidly evolving industry;
•
the value of the Shares relating directly to the value of ZEC then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;

•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
a determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
the possibility that an Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
possible requirements for the Trust to disclose information, including information relating to investors, to regulators;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;
•
the Trust’s reliance on third party service providers to perform certain functions essential to the affairs of the Trust and the challenges replacement of such service providers could pose to the safekeeping of the Trust’s ZEC and to the operations of the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor or otherwise, without replacement, which could trigger early termination of the Trust; and
•
additional risk factors discussed in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 93.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 23, 2017 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Zcash (“ZEC”). Zcash, an alternative software implementation of Bitcoin, was created in 2016 by a group of scientists, cryptographers, and engineers. Although Zcash is similar to Bitcoin, there are several key differences between the Zcash Network and the Bitcoin Network. The fundamental difference between Bitcoin and Zcash is that Zcash offers selective privacy-preserving features as described below. In addition, Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. In contrast, Zcash employs the Equihash algorithm. The Equihash algorithm relies on different technology than the SHA-256 algorithm and does not require miners to have access to ASICs, which is expensive, and therefore results in less centralized mining hash power. Zcash has a current block size of 2MB compared to 1MB on the Bitcoin Network. Zcash blocks are generated every 1.25 minutes, which is eight times faster than Bitcoin’s block production. Due to a similar monetary supply curve to Bitcoin, Zcash halvings also take place approximately every four years, occurring every 210,000 blocks. Zcash’s mining difficulty is lower than Bitcoin’s, making it easier to mine blocks and earn rewards. Additionally, Zcash and Bitcoin both have a maximum supply of 21 million coins. As of December 31, 2022, Zcash had a circulating supply of 13 million coins which is less than Bitcoin’s current circulating supply of 19.2 million coins. As of December 31, 2022, the 24-hour trading volume of Zcash and Bitcoin were approximately $5.7 million and $4.1 billion, respectively. As of December 31, 2022, the aggregate market value of Zcash was $599.0 million as compared to the $318.5 billion aggregate value of Bitcoin. As of December 31, 2022, ZEC was the fifty-fourth largest digital asset by market capitalization as tracked by CoinMarketCap.com.

The Zcash Network is one of a number of projects intended to enhance blockchain technology. The Zcash Network’s primary enhancement of the blockchain was to add additional layers of privacy to traditional blockchain infrastructure so that users can make transactions that selectively disclose details related to those transactions. ZEC accomplishes this privacy preservation by using novel cryptographic protocols called Zero- Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result is a private transaction known as a “shielded” transaction, which is distinct from a public transaction on the Zcash Network, known as an “unshielded” transaction. From the inception of the Zcash Network through December 31, 2022, approximately 60% of Zcash transactions have been unshielded, 34% involved one party utilizing a shielded address, and 6% involved both parties utilizing a shielded address. ZEC’s primary advantage over other digital assets, its use in private on-chain transactions, has not been widely adopted even in the context of Zcash transactions. See “—Overview of the ZEC Industry and Market” for additional information on Zcash Network’s selective privacy-preserving features and recent upgrades.

As of December 31, 2022, the Trust holds approximately 2.5% of the ZEC in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Zcash Network. As a decentralized digital asset network, the Zcash Network consists of several stakeholders, including core developers of Zcash, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEC confers no such rights.

On January 11, 2019, the Trust changed its name from Zcash Investment Trust to Grayscale Zcash Trust (ZEC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of ZEC. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “ZCSH.”

Grayscale Investments, LLC is the sponsor and administrator of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for ZEC. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of ZEC required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of a ZEC calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges that are reflected in the CoinDesk Zcash

Price Index (ZCX) (the “Index”), on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee.

The Sponsor maintains an Internet website at www.grayscale.com/products/grayscale-zcash-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEC price volatility, trading volumes on, or closures of, exchanges where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global exchange market for trading ZEC. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 18, 2021 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 100%, the average premium was 9%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 54%, and the average discount was 19%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 18, 2021 to December 31, 2022, has been quoted at a discount on 262 days. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 47% to the Trust’s Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in ZEC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEC. A substantial direct investment in ZEC may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the ZEC and may involve the payment of substantial fees to acquire such ZEC from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the ZEC held by the Trust, it is important to understand the investment attributes of, and the market for, ZEC.

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell the Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months.

The Trust’s ZEC are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of ZEC based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of ZEC and Determination of Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ZEC is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ZEC in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—The Trustee—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risks Related to the Trust and the Shares—A determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of December 31, 2022, each Share represented approximately 0.0878 ZEC. The logistics of accepting, transferring and safekeeping of ZEC are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares.

Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use ZEC by using the Shares instead of directly purchasing and holding ZEC, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of ZEC.
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/products/grayscale-zcash-trust/.
•
Minimal Credit Risk. The Shares represent an interest in actual ZEC owned by the Trust. The Trust’s ZEC are not subject to borrowing arrangements with third parties and are subject to only minimal counterparty and credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the ZEC for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from competing digital asset financial vehicles, to the extent that such digital asset financial vehicles may develop, in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s ZEC is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s ZEC are kept in cold storage, which means that the Trust’s ZEC are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s ZEC” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
•
Location of Private Vaults. Private key shards associated with the Trust’s ZEC are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s ZEC. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s ZEC.
•
Custodian Audits. The Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.
•
Directly Held ZEC. The Trust directly owns actual ZEC held through the Custodian. This may differ from other digital asset financial vehicles that provide ZEC exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for ZEC transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling ZEC, Incidental Rights and IR Virtual Currency as necessary to cover the

Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring ZEC in exchange for Baskets surrendered for redemption (subject to obtaining regulatory approval from the SEC and approval from the Sponsor), (iv) causing the Sponsor to sell ZEC, Incidental Rights and IR Virtual Currency on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Custodian Agreement, the Index License Agreement and the Participant Agreements.

In addition, the Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of ZEC.

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ZEC, generally through a fork in the Zcash Blockchain, an airdrop offered to holders of ZEC or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ZEC.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings, the Digital Asset Holdings per Share, the NAV and the NAV per Share.

With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, decide to cause the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent, or to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the case of a distribution in-kind to an agent acting on behalf of the shareholders, the shareholders’ agent will attempt to sell the Incidental Rights or IR Virtual Currency, and if the agent is able to do so, will remit the cash proceeds to shareholders, net of expenses and any applicable withholding taxes. There can be no assurance as to the price or prices for any Incidental Rights or IR Virtual Currency that the agent may realize, and the value of the Incidental Rights or IR Virtual Currency may increase or decrease after any sale by the agent. In the case of abandonment of Incidental Rights or IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency.

On July 29, 2019, the Sponsor delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and/or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Incidental Rights and/or IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and/or IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, any Incidental Rights and/or IR Virtual Currency.

In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Right and/or IR Virtual Currency, the Trust takes into consideration a number of factors, including:

•
the Custodian’s agreement to provide access to the IR Virtual Currency;
•
the availability of a safe and practical way to custody the IR Virtual Currency;
•
the costs of taking possession and/or maintaining ownership of the IR Virtual Currency and whether such costs exceed the benefits of owning such IR Virtual Currency;
•
whether there are any legal restrictions on, or tax implications with respect to, the ownership, sale or disposition of the Incidental Right or IR Virtual Currency, regardless of whether there is a safe and practical way to custody and secure such Incidental Right or IR Virtual Currency;
•
the existence of a suitable market into which the Incidental Right or IR Virtual Currency may be sold; and

•
whether the Incidental Right or IR Virtual Currency is, or may be, a security under federal securities laws.

In determining whether the IR Virtual Currency is, or may be, a security under federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

As a result of the Pre-Creation Abandonment Notice, since July 29, 2019, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares, any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation Abandonment Notice or Affirmative Actions. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial agreement with the Custodian.

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to an Authorized Participant, as principal, through an Authorized Participant, as broker, or with a Liquidity Provider (as defined below in “—Service Providers of the Trust—Authorized Participants”) or other similarly eligible financial institution that is subject to federal and state licensing requirements and maintains practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations. In either case, the Sponsor expects that an Authorized Participant would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant has access. An Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ZEC Industry and Market

Zcash, or ZEC, is a digital asset that is created and transmitted through the operations of the peer-to-peer Zcash Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Zcash Network, the infrastructure of which is collectively maintained by a decentralized user base. The Zcash Network allows people to exchange tokens of value, called ZEC, which are recorded on a public transaction ledger known as a blockchain. ZEC can be used to pay for goods and services on the Zcash Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on ZEC Exchanges or in individual end-user-to-end-user transactions under a barter system.

The Zcash Network is one of a number of projects intended to enhance blockchain technology. The Zcash Network’s primary enhancement of the blockchain was to add additional layers of privacy to traditional blockchain infrastructure so that users can make transactions that selectively discloses details related to those transactions. ZEC accomplishes this privacy preservation by using zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result is a private transaction known as a “shielded” transaction. From the inception of the Zcash Network through December 31, 2022, approximately 60% of Zcash transactions have been unshielded, 34% involved one party utilizing a shielded address, and 6% involved both parties utilizing a shielded address. On October 29, 2018, a Zcash Network upgrade called “Sapling” was activated. The purpose of Sapling was to improve the performance and functionality of shielded transactions to increase mobile, exchange and vendor adoption of shielded transactions and thus the Zcash Network’s overall privacy. The Sapling upgrade also removed a potential vulnerability, inadvertently created during the creation of Zcash, which allowed those charged with creating “shielded pools,” a term used to refer to groups of addresses capable of utilizing privacy-preserving features, to mint new ZEC without being detected. More recently, on May 31, 2022, the Electric Coin Company announced the activation of the NU5 upgrade. This upgrade implements Halo, a type of cryptography technology invented by the Electric Coin Company, to remove the need for complex generation ceremonies and is intended to further the development of zero-knowledge proof cryptography.

Zcash is a derivative of Bitcoin that was created in October 28, 2016 by a team of scientists, advisers, and engineers of the Electric Coin Company (f/k/a the Zcash Company) (“ECC”). Rather than being a fork of the Bitcoin network, in which Bitcoin owners would receive a proportionate number of ZEC tokens following the fork, Zcash is what is referred to as a “clone”, in which the codebase of Bitcoin was copied in order to produce the protocols underlying the Zcash network, with the principal difference between the networks being the privacy-preserving features of Zcash created by the founders of Zcash. Because Zcash was a “clone” and not a fork, holders of Bitcoin did not receive any ZEC as part of the clone. Since its founding, ECC has aimed to enhance the uses of ZEC and researched the development of the scalability and usability of the network. In this role, ECC supports the development of ZEC by, among other things, reviewing and implementing upgrades that become part of the main implementation of ZEC. This is analogous to the Bitcoin network, in which a group of core developers, known as Bitcoin Core, have ultimate control over reviewing and implementing upgrades into Bitcoin Core, the most commonly used Bitcoin client.

Although Zcash is thus very similar to Bitcoin, there are several key differences between the Zcash Network and the Bitcoin network. These differences include a block generation time of approximately 1.25 minutes for ZEC as compared to 10 minutes for Bitcoin. Like Bitcoin, Zcash has a cap on the number of coins that will be created of 21 million. However, although all ZEC is mined, the Zcash code is designed such that, of the 21 million ZEC to be mined, 2.1 million ZEC are automatically allocated to the founders, employees and advisers of ECC, as well as to certain investors in ECC. This allocation is called the “Founders’ Reward.” To effect this, the Zcash code provides that for the first four years of ZEC’s existence, 80% of newly created ZEC went to miners, while 20% of newly created ZEC was allocated to the Founders’ Reward. After the first four years, the Founders’ Reward would be fully paid, and 100% of newly created ZEC would go to miners. The result was that 10% of ZEC’s fully diluted supply was automatically distributed to holders who themselves were not responsible for its mining.

In June 2019, in light of the expected expiration of the Founders’ Reward in November 2020, Zooko Wilcox, founder of ECC, expressed his support for a Dev Fund (as defined below) that, like the original Founders’ Reward, would allocate ZEC from “future block rewards for core support functions such as software development, user support, business development, regulatory and government outreach, security auditing and monitoring, educational and marketing initiatives and new protocol development.” The Zcash Foundation (the “Foundation”) conducted several rounds of community polling regarding whether and how a Dev Fund should be implemented. On February 14, 2020, the Foundation announced that community consensus and agreement had been reached on a final proposal, named “ZIP 1014,” which included a 20% block reward allocation for four years, split into the following three slices (collectively, the “Dev Fund”):

•
35% (7% of the total mining reward) for ECC;
•
25% (5% of the total mining reward) for the Foundation;
•
40% (8% of the total mining reward) for additional major grants for large-scale long-term projects to be determined by the Foundation, with additional community input and scrutiny.

On November 18, 2020, ZIP 1014 was implemented in an upgrade of the Zcash Network called Canopy.

Zcash also implemented a memory-hard proof of work algorithm, Equihash, which involves adding a memory-hard problem to be solved in valid blocks, which is intended to result in less centralized hash power.

The Zcash Network is decentralized in that it does not require governmental authorities, financial institution intermediaries or others, including ECC, to create, transmit or determine the value of ZEC. Rather, ZEC is created and allocated by the Zcash Network protocol through a “mining” process. Although ECC does not control the Zcash Network, it monitors the development of the Zcash Network and offers updates to the ZEC protocol which the public may choose to implement or ignore. ECC does not sell, exchange, transmit or retain custody of ZEC for consumers or the public at large. The value of ZEC is determined by the supply of demand for ZEC on the ZEC Exchanges or in private end-user-to-end-user transactions.

Similar to the Bitcoin network, the Zcash Network operates on a proof-of-work model. New ZEC are created and rewarded to the miners of a block in the Zcash Blockchain for verifying transactions. The Zcash Blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each ZEC transaction is broadcast to the Zcash Network and, when included in a block, recorded in the Zcash Blockchain. As each new block records outstanding ZEC transactions, and outstanding transactions are settled and validated through such recording, the Zcash Blockchain represents a complete, transparent and unbroken history of all transactions of the Zcash Network. For further details, see “—Creation of New ZEC.”

Similar to Bitcoin, ZEC can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset exchanges or in individual end-user-to-end-user transactions under a barter system. Additionally, ZEC is used to pay for transaction fees to miners for verifying transactions on the Zcash Network.

Overview of the Zcash Network’s Operations

In order to own, transfer or use ZEC directly on the Zcash Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Zcash Network. ZEC transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ZEC, a user must notify the Zcash Network of the transaction by broadcasting certain transaction data to its network peers. The Zcash Network provides confirmation against double-spending by memorializing transactions in the Zcash Blockchain, in the case of public transactions, or through zero-knowledge proofs (i.e., zk-SNARKs) in the case of private transactions. This memorialization and verification against double-spending is accomplished through the Zcash Network mining process, which adds “blocks” of data, including certain transaction information, to the Zcash Blockchain. Although the Zcash Network is publicly accessible, it does not, by design, have the same level of transparency as the Bitcoin blockchain.

Brief Description of ZEC Transfers

There are two types of transactions that can occur on the Zcash Network: (1) unshielded transactions, which are very similar to the transactions that take place on other blockchains, such as the Bitcoin network and the Ethereum network and (2) shielded transactions.

Prior to engaging in ZEC transactions directly on the Zcash Network, a user generally must first install on its computer or mobile device a Zcash Network software program that will allow the user to generate a private and public key pair associated with a ZEC address, commonly referred to as a “wallet.” The Zcash Network software program and the ZEC address also enable the user to connect to the Zcash Network and transfer ZEC to, and receive ZEC from, other users.

Each Zcash Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive ZEC, the ZEC recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” the transaction request from the recipient with the private key of the address from where the payor is transferring the ZEC. The recipient, however, does not provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the ZEC contained in the associated address. Likewise, ZEC is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ZEC, a user’s Zcash Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Zcash Network software program to the Zcash Network to allow transaction confirmation.

Shielded transactions utilize a scientific breakthrough in the field of cryptography known as “zero-knowledge proofs.” Zero-knowledge proofs allow users to prove knowledge of some facts about hidden information without revealing that information by encrypting certain aspects of the transaction. Ordinarily, if a blockchain’s transaction data is encrypted, nodes in the blockchain cannot determine whether senders really held the tokens they sent, whether they previously sent it to someone else or whether they never had it in the first place. The encrypted data becomes unverifiable by network nodes.

With ZEC, a particular type of zero-knowledge proof called zk-SNARKs solves this problem. In a ZEC shielded transaction, the sender provides a string of data that makes up the “zero-knowledge proof” and encrypted transaction data, which proves properties of the encrypted data cryptographically, including that the sender could not have generated a specific string unless the sender had ownership over the private key and unless the input and output values were equal. The proof also guarantees creation of a unique nullifier which is used to mark tokens as spent, when they are, in fact spent. In other words, zero-knowledge proofs allow verifiability without compromising confidentiality.

Some ZEC transactions are conducted “off-blockchain” and are therefore not recorded in the Zcash Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ZEC or the reallocation of ownership of certain ZEC in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Exchange. In contrast to on-blockchain transactions, which are publicly recorded on the Zcash Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly ZEC transactions in that they do not involve the transfer of transaction data on the Zcash Network and do not reflect a movement of ZEC between addresses recorded in the Zcash Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of ZEC ownership is not protected by the protocol behind the Zcash Network or recorded in, and validated through, the blockchain mechanism.

Creation of New ZEC

Initial Creation of ZEC

The initial creation of ZEC as part of the first Zcash Network block, or genesis block, was conducted on October 28, 2016. All additional ZEC have been, and will be, created through the mining process. In order to minimize the impact of any unforeseen problems during the launch of the Zcash Network, the amount of ZEC created each time a block was mined started at zero and gradually increased to 12.5 ZEC after 34 days. The slow-start period ended on December 1, 2016.

Mining Process

The Zcash Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 1.25 minutes, on average, a new block is added to the Zcash Blockchain with the latest transactions processed by the network and the computer that generated this block will be rewarded 12.5 newly minted ZEC. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time rewards are expected to be proportionate to the computational power of each machine.

The process by which ZEC is “mined” results in new blocks being added to the Zcash Blockchain and new ZEC tokens being issued to the miners. Computers on the Zcash Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Zcash Blockchain and thereby confirm ZEC transactions included in that block’s data.

To begin mining, a user can download and run Zcash Network mining software, which turns the user’s computer into a “node” on the Zcash Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of ZEC to the miner who added the new block. Each unique block can be solved and added to the Zcash Blockchain by only one miner. Therefore, all individual miners and mining pools on the Zcash Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Zcash Network and its processing power increases, the Zcash Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Zcash Blockchain approximately every 1.25 minutes. A miner’s proposed block is added to the Zcash Blockchain once a majority of the nodes on the Zcash Network confirms the miner’s work. Miners that are successful in adding a block to the Zcash Blockchain are automatically rewarded ZEC for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new ZEC enter into circulation to the public.

Limits on ZEC Supply

The Zcash Network is structured to allow a maximum of 21 million ZEC to be created, which are mined over time with the creation of each new block. Currently, 3.125 ZEC are created every 2.5 minutes on average. During the first four years of ZEC’s existence, 80% of newly created ZEC was distributed to miners, while 20% of newly created ZEC was allocated to the founders, employees and advisers of ECC, as well as to certain investors in ECC. This allocation is called the “Founders’ Reward.” Every four years, the rate of ZEC being created will halve, just as it does for Bitcoin. The end result is that there will ultimately be 21 million ZEC in existence, and 10% of it, or 2.1 million, will have been distributed to the Founders’ Reward. As of November 2020, the Zcash community voted to approve extending the Founders’ Reward for four more years until the next halving.

As of December 31, 2022, approximately 13 million ZEC were outstanding, and estimates of when the 21 million ZEC limitation will be reached range from at or near the year 2035.

Modifications to the ZEC Protocol

Although the Zcash Network is an open source project, historically ECC has supported the development of ZEC. ECC is able to access and alter the Zcash Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Zcash Network’s source code.

For example, the first network upgrade, called “Overwinter”, was implemented on June 26, 2018. The purpose of Overwinter was to make initial upgrades on which future upgrades could be built. The next upgrade, called “Sapling”, was implemented on October 29, 2018. The purpose of Sapling was to improve the performance and functionality of shielded transactions to increase mobile, exchange and vendor adoption of shielded transactions and thus the Zcash Network’s overall privacy. The next upgrade, called “Blossom”, was implemented on October 28, 2019. The purpose of Blossom was to increase the frequency of blocks, which were previously mined approximately once every 2.5 minutes, to increase the network’s speed and usability. “Canopy” implemented on November 18, 2020 established a development fund along with 5 other minor Zcash Improvement Proposals. The most recent upgrade, “NU5”, occurred May 31, 2022 and is intended to further the development of zero-knowledge proof cryptography and bolster the Zcash Network’s privacy enhancing features.

On November 19, 2021, the Electric Coin Company announced its intention to support a shift from Proof-of-Work to Proof-of-Stake consensus mechanisms underlying the Zcash Network. While full details about this change have not been crystallized, this shift would transfer the duties of securing the network from miners to stakers, who dedicate ZEC, rather than specialized hardware, to validate network transactions. It is projected this transition will take approximately three years to implement.

The release of updates to the Zcash Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Zcash source code by downloading the proposed modification of the Zcash Network’s source code. A modification of the Zcash Network’s source code is only effective with respect to the Zcash users and miners that download it. If a modification is accepted only by a percentage of users and miners, a division in the Zcash Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Zcash Network only if accepted by participants collectively having a majority of the processing power on the Zcash Network.

ZEC Value

Digital Asset Exchange Valuation

The value of ZEC is determined by the value that various market participants place on ZEC through their transactions. The most common means of determining the value of a ZEC is by surveying one or more Digital Asset Exchanges where ZEC is traded publicly and transparently (e.g., Coinbase Pro, Binance.US and Kraken). Additionally, there are over-the-counter dealers or market makers that transact in ZEC.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, ZEC is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2022, the Digital Asset Exchanges included in the Index are Coinbase Pro, Binance.US and Kraken. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Exchanges are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase Pro: A U.S.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense as well as a money transmitter in various U.S. states.

Binance.US: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Binance.US does not hold a BitLicense.

Kraken: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of ZEC buying and selling activity and provide the most data with respect to prevailing valuations of ZEC. These exchanges include established exchanges such as exchanges included in the Index which provide a number of options for buying and selling ZEC. The below table reflects the trading volume in ZEC and market share of the ZEC-U.S. dollar trading pairs of each of the Digital Asset Exchanges included in the Index as of December 31, 2022, using data reported by the Index Provider since the inception of the Trust:

Digital Asset Exchanges included in the Index as of December 31, 2022	Volume (ZEC)(1)	Market Share(2)
Coinbase Pro	36,828,458	27.93%
Kraken	15,171,062	11.51%
Binance.US	6,048,082	4.59%
Total ZEC-USD trading pair	58,047,602	44.03%

(1)
On January 28, 2023, the Index Provider added Gemini as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review.
(2)
Market share is calculated using trading volume (in ZEC) provided by the Index Provider for certain Digital Asset Exchanges including, Coinbase Pro, Binance.US and Kraken, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that were not included in the Index as of December 31, 2022, including Bitfinex, Bittrex, Gemini, HitBTC, and OKCoin.

The domicile, regulation and legal compliance of the Digital Asset Exchanges included in the Index varies. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although the Index is designed to accurately capture the market price of ZEC, third parties may be able to purchase and sell ZEC on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ZEC on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2022, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Exchange included in the Index and the Index Price was 3.26% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Exchange included in the Index and the Index Price was 1.82%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.003%. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ZEC.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of ZEC. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the ZEC reference rate, (2) provide a real-time, volume-weighted fair value of ZEC and (3) appropriately handle and adjust for non-market related events.

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

Prior to February 1, 2022, the Trust valued its ZEC for operational purposes by reference to a volume-weighted average index price (the “Old Index Price”) of a ZEC in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges reflected in the Index on such trade date. The Old Index Price was calculated using the same methodology as the Index Price with an additional averaging mechanism overlaid to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. In other words, the Index Price is the price of a ZEC at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period whereas the Old Index Price was the price of a ZEC at 4:00 p.m., New York time, calculated by taking the average of each price of ZEC produced by the Index over the preceding 24-hour period.

All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise.

Constituent Exchange Selection

The Digital Asset Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient liquidity;
•
No trading restrictions on individuals or entities that would otherwise meet the exchanges eligibility requirements to trade;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership;

•
Applicable legal and regulatory compliance;
•
Be a US-domiciled exchange or a non-US domiciled exchange that is able to service US investors;
•
Offer programmatic spot trading of the trading pair;
•
Reliably publish trade prices and volumes on a real-time basis through APIs;
•
No undisclosed restrictions on deposits or withdrawals from user accounts;
•
Must have a publicly known ownership entity; and
•
Have KYC, AML and other policies designed to comply with relevant regulations that might apply to it, or its users based on relevant jurisdictions.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Exchanges. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ZEC derivative markets are also not currently included as the markets remain relatively thin. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ZEC derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Trust will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Exchanges, including any additions or removals of the Constituent Exchanges, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index applies an algorithm to the price of ZEC on the Constituent Exchanges calculated on a per second basis over a 24-hour period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

•
Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.
•
Price-Variance Weighting: The Index Price reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Exchanges. As the price at a particular exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Index Price consequently decreases.

•
Inactivity Adjustment: The Index Price algorithm penalizes stale activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Index Price is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.
•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Exchanges that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate the Index Price is not publicly available. Still, the Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

The Sponsor believes the Index Provider’s selection process for Constituent Exchanges as well as the methodology of the Index Price’s algorithm provides a more accurate picture of ZEC price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of ZEC prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the ZEC spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for ZEC, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for the relevant digital asset, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its ZEC for operational purposes by reference to the Index Price. The Index Price is the value of a ZEC as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Exchanges used to calculate the Index Price of the digital asset are Coinbase Pro, Kraken, LMAX Digital and Bitstamp.

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase Pro, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Exchange represented a 14% weighting on the Index Price of digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Exchanges included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Exchange at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Exchange, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Exchanges included in the Index. Due to the period of inactivity, it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each exchange versus the cohort of exchanges. The further the price at a constituent exchange is from the mean price of the cohort, the less influence that exchange’s price will have on the algorithm that produces the Index Price, as the exchange data is discretely weighted in proportion to their variance from the rest of the exchanges on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Exchange’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

Determination of the Index Price When Index Price is Unavailable

On January 11, 2022, the Sponsor changed the cascading set of rules used to determine the Index Price. The Sponsor uses the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a digital asset that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time.

Forms of Attack Against the Zcash Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Zcash Network contains certain flaws. For example, the Zcash Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Zcash Blockchain.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of Zcash. Any similar attacks on the Zcash Network that impact the ability to transfer ZEC could have a material adverse effect on the price of ZEC and the value of the Shares.

Because ZEC is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind Zcash announced that it discovered a vulnerability in its zk-SNARK implementation on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the original protocol implementation to create extra code elements in the zero-knowledge proof cryptography, which would create fake ZEC on the Zcash network without being detected. Although the privacy features prevent one from being certain no ZEC or ZEN were counterfeited, the team behind Zcash found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated. For additional information see “—Overview of the ZEC Industry and Market” and “Item 1A. Risk Factors —Risk Factors Related to Digital Assets—The cryptography used to enhance the privacy of transactions on the Zcash Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEC and the value of the Shares.”

Market Participants

Miners

Miners range from ZEC enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to solve blocks (in the case of proof-of-work) or stake coins (in the case of proof-of-stake). When a pool mines a new block, the pool operator receives the ZEC and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to mine such block. Mining pools provide participants with access to smaller, but steadier and more frequent, ZEC payouts. See “—Creation of New ZEC” above.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ZEC transactions through the direct sending of ZEC over the Zcash Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of ZEC as a means of payment is still developing and has not been accepted in the same manner as Bitcoin due to ZEC’s relative infancy. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, ZEC has not yet been accepted in the same manner due to its infancy and because ZEC has a slightly different purpose than Bitcoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEC. For example, Coinbase Pro, Kraken, Gemini, and Binance.US are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEC for users. As the Zcash Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Zcash Network.

Competition

As of December 31, 2022, more than 22,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEC has enjoyed some success in its limited history, the aggregate value of outstanding ZEC is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, Monero, Dash and Horizen (formerly known as ZenCash) are three privacy-enabling digital assets that are direct competitors to ZEC. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Zcash Network.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the

Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. The outcomes of these proceedings, as well as ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. In addition, it is possible the market turbulence in late 2022, which led to the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil could lead to increased SEC or criminal investigations, enforcement, and/or other regulatory activity across the digital asset ecosystem. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—A determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In January 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.”
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. South Korea has also banned initial coin offerings.

•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The European Council of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in 2023 and come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEC by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Zcash ecosystem in the United States and globally, or otherwise negatively affect the value of ZEC held by the Trust. The effect of any future regulatory change on the Trust or the ZEC held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on October 24, 2017 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On January 11, 2019, the Trust changed its name from Zcash Investment Trust to Grayscale Zcash Trust (ZEC) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s ZEC is held by the Custodian on behalf of the Trust. The Trust’s ZEC will be transferred out of the Digital Asset Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Certain
U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold ZEC derivatives, including ZEC futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual ZEC. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold ZEC derivatives, including ZEC futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in ZEC futures contracts on regulated futures exchanges.

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the number of ZEC represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the number of whole and fractional ZEC represented by each Basket being created, the number of which is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0878 ZEC as of December 31, 2022. Each Share in the initial Baskets represented approximately 0.1 ZEC. The number of ZEC required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEC to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/products/grayscale-zcash-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of ZEC and Determination of Digital Asset Holdings.”

The Trust’s assets consist solely of ZEC, Incidental Rights, IR Virtual Currency, proceeds from the sale of ZEC, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of ZEC by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of ZEC. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of ZEC represented by a Share will gradually decrease over time as the Trust’s ZEC are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings or the Digital Asset Holdings per Share.

ZEC pricing information is available on a 24-hour basis from various financial information service providers or Zcash Network information sites such as Tradeblock.com or CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of December 31, 2022, the constituent Digital Asset Exchanges of the Index were Coinbase Pro, Binance.US and Kraken. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, CT 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and quotation of the Shares on OTCQX. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Digital Asset Holdings and the Digital Asset Holdings per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s ZEC, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining ZEC, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Zcash Network after which there is a dispute as to which network resulting from the fork is the Zcash Network, the Sponsor has the authority to select the network that it believes in good faith is the Zcash Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s ZEC but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Trust’s ZEC.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of ZEC.”

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis has no longer acted as the distributor and marketer of the Shares of the Trust.

Index License Agreement

The Index Provider and the Sponsor have entered into the Index License Agreement governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The Index License Agreement will automatically renew on an annual basis. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

The Trustee

Delaware Trust Company serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the ZEC or other assets of the Trust. See “—Description of the Trust Agreement.”

The Trustee is permitted to resign upon at least 180 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are a Sponsor-paid Expense.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ account and tax statements.

The Sponsor will indemnify and hold harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are a Sponsor-paid Expense.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create Baskets. The Participant Agreement sets forth the procedures for the creation of Baskets and for the delivery of ZEC required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEC wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s designated representative engaged to source digital assets on behalf of the Authorized Participant (each such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant and has engaged Genesis as its only Liquidity Provider. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Custodian Agreement, the Custodian controls and secures the Trust’s “Digital Asset Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEC, on the Trust’s behalf. The Custodian’s services (i) allow ZEC to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw ZEC from the Trust’s Digital Asset Account to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Digital Asset Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian will withdraw from the Trust’s Digital Asset Account the number of ZEC necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Custodian Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell ZEC for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, ZEC in the Digital Asset Account are not treated as general assets of the Custodian, and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEC in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use ZEC custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s ZEC

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Digital Asset Account uses offline storage, or “cold storage”, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodian Agreement. Transfers from the Digital Asset Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of ZEC to the Digital Asset Account will be available to the Trust once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Sponsor, the process of accessing and withdrawing ZEC from the Trust to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring ZEC to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation of Shares.”

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares and Genesis ceased acting as the distributor and marketer of the Shares of the Trust. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-zcash-trust/; and executing the marketing plan for the Trust. Genesis and Grayscale Securities are each affiliates of the Sponsor.

The Sponsor has entered into a Distribution and Marketing Agreement with Grayscale Securities. The Sponsor may engage additional or successor distributors and marketers in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are quoted on OTCQX under the ticker symbol “ZCSH.”

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). However, the Sponsor may make any other amendments to the Trust Agreement in its sole discretion without shareholder consent provided that the Sponsor provides 20 days’ notice of any such amendment.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind, including in such form as is necessary or permissible for the Trust to facilitate its shareholders’ access to any Incidental Rights or to IR Virtual Currency.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—The Trustee—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Appointment of Agent

Pursuant to the terms of the Trust Agreement, by holding the Shares, shareholders will be deemed to agree that the Sponsor may cause the Trust to appoint an agent (any person appointed in such capacity, an “Agent”) to act on their behalf in connection with any distribution of Incidental Rights and/or IR Virtual Currency if the Sponsor has determined in good faith that such appointment is reasonably necessary or in the best interests of the Trust and the shareholders in order to facilitate the distribution of any Incidental Rights and/or IR Virtual Currency. The Sponsor may cause the Trust to appoint Grayscale Investments, LLC (acting other than in its capacity as Sponsor) or any of its affiliates to act in such capacity.

Any Agent appointed to facilitate a distribution of Incidental Rights and/or IR Virtual Currency will receive an in-kind distribution of Incidental Rights and/or IR Virtual Currency on behalf of the shareholders of record with respect to such distribution, and following receipt of such distribution, will determine, in its sole discretion and without any direction from the Trust, or the Sponsor, in its capacity as Sponsor of the Trust, whether and when to sell the distributed Incidental Rights and/or IR Virtual Currency on behalf of the record date shareholders. If the Agent is able to do so, it will remit the cash proceeds to the record date shareholders. There can be no assurance as to the price or prices for any Incidental Rights and/or IR Virtual Currency that the Agent may realize, and the value of the Incidental Rights and/or IR Virtual Currency may increase or decrease after any sale by the Agent.

Any Agent appointed pursuant to the Trust Agreement will not receive any compensation in connection with its role as agent. However, any Agent will be entitled to receive from the record-date shareholders, out of the distributed Incidental Rights and/or IR Virtual Currency, an amount of Incidental Rights and/or IR Virtual Currency with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the Agent in connection with its activities as agent of the record-date shareholders, including expenses incurred by the Agent in connection with any post-distribution sale of such Incidental Rights and/or IR Virtual Currency.

The Sponsor currently expects to cause the Trust to appoint Grayscale Investments, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate any distribution of Incidental Rights and/or IR Virtual Currency to shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2022, each Share represented approximately 0.0878 ZEC. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ZEC represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Transfer Restrictions

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

Pursuant to Rule 144, a minimum six-month holding period applies to all Shares purchased from the Trust.

On a bi-weekly basis, the Trust aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Trust to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX U.S. Premier marketplace. The outside counsel requires that certain representations be made, providing that:

•
the Shares subject to each sale have been held for the requisite holding period under Rule 144 by the selling shareholder;
•
the shareholder is the sole beneficial owner of the Shares;
•
the Sponsor is aware of no circumstances in which the shareholder would be considered an underwriter or engaged in the distribution of securities for the Trust;
•
none of the Shares are subject to any agreement granting any pledge, lien, mortgage, hypothecation, security interest, charge, option or encumbrance;
•
none of the identified selling shareholders is an affiliate of the Sponsor;
•
the Sponsor consents to the transfer of the Shares; and
•
outside counsel and the Transfer Agent can rely on the representations.

In addition, because the Trust Agreement prohibits the transfer or sale of Shares without the prior written consent of the Sponsor, the Sponsor must provide a written consent that explicitly states that it irrevocably consents to the transfer and resale of the Shares. Once the transfer restriction legends have been removed from a Share and the Sponsor has provided its written consent to the transfer of that Share, no consent of the Sponsor is required for future transfers of that particular Share.

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit the number of Creation Baskets to the applicable Authorized Participant. The Transfer Agent will issue Creation Baskets. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation of Shares

The following is a description of the material terms of the Trust Documents as they relate to the creation of the Trust’s Shares on a periodic basis from time to time through sales in private placement transactions exempt from the registration requirements of the Securities Act.

The Trust Documents also provide procedures for the redemption of Shares. However, the Trust does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program.

Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ZEC represented by each Basket being created, which is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ZEC represented by a Share will gradually decrease over time as the Trust’s ZEC are used to pay the Trust’s expenses. As of December 31, 2022, each Share represented approximately 0.0878 ZEC. Information regarding the number of ZEC represented by each Share is posted to the Trust’s website daily at www.grayscale.com/products/grayscale-zcash-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEC wallet address that is recognized by the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ZEC, to the Authorized Participant.

An Investor may pay the subscription amount in cash or ZEC. In the event that the Investor pays the subscription amount in cash, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, purchases ZEC in a Digital Asset Market or, to the extent the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, already holds ZEC, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, may contribute such ZEC to the Trust. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s Digital Asset Holdings and the risk of any price volatility in ZEC during this time will be borne by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant. The Authorized Participant will receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ZEC, the Investor will transfer such ZEC to the Authorized Participant, which will contribute such ZEC in kind to the Trust, and receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of ZEC to the Trust in exchange for Shares.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount.

The Participant Agreement provides the procedures for the creation of Baskets and for the delivery of the whole and fractional ZEC required for such creations. The Participant Agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreement, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ZEC by the Zcash Network. Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, who deposit ZEC with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the ZEC wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ZEC will be borne solely by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, until such ZEC have been received by the Trust.

Following receipt of the Total Basket Amount by the Custodian, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer the Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than a ZEC wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

In particular, upon the Trust’s receipt of any Incidental Rights and/or IR Virtual Currency in connection with a fork, airdrop or similar event, the Sponsor will suspend creations until it is able to cause the Trust to sell or distribute such Incidental Rights and/or IR Virtual Currency.

None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of ZEC and Determination of Digital Asset Holdings

The Sponsor will evaluate the ZEC held by the Trust and determine the Digital Asset Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ZEC and the Digital Asset Holdings calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the ZEC held by the Trust and calculate and publish the Digital Asset Holdings of the Trust. To calculate the Digital Asset Holdings, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate number of ZEC owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate number of ZEC payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of ZEC, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the ZEC, calculated using the Index Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price (the amount derived from steps 1 through 5 above, the “Digital Asset Holdings Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the Digital Asset Holdings Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s ZEC, the Sponsor will utilize the cascading set of rules as described in “—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the Digital Asset Holdings, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the Digital Asset Holdings or the Digital Asset Holdings per Share.

The Sponsor will publish the Index Price, the Trust’s Digital Asset Holdings and the Digital Asset Holdings per Share on the Trust’s website as soon as practicable after its determination. If the Digital Asset Holdings and Digital Asset Holdings per Share have been calculated using a price per ZEC other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per ZEC resulting from such calculation.

In the event of a hard fork of the Zcash Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Zcash Network, is generally accepted as the network for ZEC and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ZEC, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, mining power on, and community engagement with the Zcash Network.

The shareholders may rely on any evaluation furnished by the Sponsor. The determinations that the Sponsor makes will be made in good faith upon the basis of, and the Sponsor will not be liable for any errors contained in, information reasonably available to it. The Sponsor will not be liable to the Authorized Participants, the shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of ZEC

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into ZEC by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in ZEC to the Sponsor monthly in arrears.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee.

The Sponsor’s Fee will generally be paid in ZEC. However, if the Trust holds any Incidental Rights and/or IR Virtual Currency at any time, the Trust may also pay the Sponsor’s Fee, in whole or in part, with such Incidental Rights and/or IR Virtual Currency by entering into an agreement with the Sponsor and transferring such Incidental Rights and/or IR Virtual Currency to the Sponsor at a value to be determined pursuant to such agreement. However, the Trust may use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee only if such agreement and transfer do not otherwise conflict with the terms of the Trust Agreement. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.” If the Trust pays the Sponsor’s Fee in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of ZEC that would otherwise have been used to satisfy such payment will be correspondingly reduced.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the ZEC, Incidental Rights and/or IR Virtual Currency received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such ZEC, Incidental Rights and/or IR Virtual Currency to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined.

The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert ZEC, Incidental Rights and/or IR Virtual Currency received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ZEC, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ZEC, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to an index provided by the Index Provider or, in the absence of such an index, by reference to the cascading set of rules described in “Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.” If the Trust pays Additional Trust Expenses in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of ZEC that would otherwise have been used to satisfy such payment will be correspondingly reduced. See “—Disposition of ZEC, Incidental Rights and/or IR Virtual Currency” for further information on sales or other dispositions of ZEC, Incidental Rights and/or IR Virtual Currency. Although the Sponsor cannot definitively state the frequency or magnitude of Additional Trust Expenses, the Sponsor expects that they may occur infrequently.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor ) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of ZEC, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the number of ZEC, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ZEC,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ZEC, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ZEC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEC, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ZEC. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ZEC, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ZEC, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the number of ZEC held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in ZEC or the sale of ZEC to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting ZEC into U.S. dollars), the number of ZEC represented by a Share will decline at such time and the Trust’s Digital Asset Holdings may also decrease. Similarly, the number (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New ZEC deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s ZEC, Incidental Rights and/or IR Virtual Currency if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of ZEC, Incidental Rights and/or IR Virtual Currency.

The quantity of ZEC, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of ZEC, Incidental Rights or IR Virtual Currency held by the Trust. See “—Expenses; Sales of ZEC.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the number of ZEC represented by each outstanding Share for three years, assuming that the Trust does not make any payments using any Incidental Rights and/or IR Virtual Currency. It assumes that the only transfers of ZEC will be those needed to pay the Sponsor’s Fee and that the price of ZEC and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional number of ZEC represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per ZEC	$100.00	$100.00	$100.00
Sponsor’s Fee	2.50%	2.50%	2.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
ZEC in Trust, beginning	10,000.00	9,750.00	9,506.25
Hypothetical value of ZEC in Trust	$1,000,000.00	$975,000.00	$950,625.00
Beginning Digital Asset Holdings of the Trust	$1,000,000.00	$975,000.00	$950,625.00
ZEC to be delivered to cover the Sponsor’s Fee	250.00	243.75	237.66
ZEC in Trust, ending	9,750.00	9,506.25	9,268.59
Ending Digital Asset Holdings of the Trust	$975,000.00	$950,625.00	$926,859.38
Ending Digital Asset Holdings per share	$9.75	$9.51	$9.27
Hypothetical price per ZEC	$100.00	$100.00	$100.00

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s ZEC. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Trust against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, provided that (i) the Covered Person was acting on behalf of, or performing services for, the Trust and had determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Trust. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Trust other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a shareholder attempting to bring a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the Trust Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Trust’s annual filings on Form 10-K, quarterly filings on Form 10-Q and current reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Sponsor pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by contacting shareholders that are required to file Schedule 13Ds or Schedule 13Gs with the SEC or by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA.

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group., Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Trust may dissolve and a Liquidating Trustee may be appointed to terminate and liquidate the Trust and distribute its remaining assets. The Trustee will have no obligation to appoint a successor sponsor or to assume the duties of the Sponsor, and will have no liability to any person because the Trust is or is not terminated. However, if a certificate of dissolution or revocation of the Sponsor’s charter is filed (and ninety (90) days have passed after the date of notice to the Sponsor of revocation without a reinstatement of the Sponsor’s charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, shareholders holding at least a majority (over 50%) of the Shares may agree in writing to continue the affairs of the Trust and to select, effective as of the date of such event, one or more successor Sponsors within ninety (90) days of any such event.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Trust Statute. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the ZEC or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the shareholders. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that shareholders will indemnify the Trust for any harm suffered by it as a result of shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and Digital Currency Group, Inc. as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor Digital Currency Group, Inc. will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, Digital Currency Group, Inc. will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of Digital Currency Group, Inc. and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

Holding of Trust Property

The Trust will hold and record the ownership of the Trust’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. The Trust will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election so to do, delivered to the Sponsor with at least 180 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the shareholders, will appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

If the Trustee resigns and no successor trustee is appointed within 180 days after the Trustee notifies the Sponsor of its resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any shareholder. In particular, the Sponsor may, without the approval of the shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. However, the Sponsor may not make an amendment, or otherwise supplement the Trust Agreement, if such amendment or supplement would permit the Sponsor, the Trustee or any other person to vary the investment of the shareholders (within the meaning of applicable Treasury Regulations) or would otherwise adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing the shareholder objects to such modification or amendment.

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•
a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its ZEC or seizes, impounds or otherwise restricts access to Trust assets;
•
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Index Price;
•
any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert ZEC to U.S. dollars; or
•
a certificate of dissolution or revocation of the Sponsor’s charter is filed (and 90 days have passed since the date of notice to the Sponsor of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, unless (i) at the time there is at least one remaining Sponsor and that remaining Sponsor carries on the Trust or (ii) within 90 days of any such event shareholders holding at least a majority (over 50%) of Shares, not including Shares held by the Sponsor and its affiliates, agree in writing to continue the activities of the Trust and to select, effective as of the date of such event, one or more successor Sponsors.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act of 1940;
•
the CFTC determines that the Trust is a commodity pool under the CEA;
•
the Trust is determined to be a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act and is required to comply with certain FinCEN regulations thereunder;
•
the Trust is required to obtain a license or make a registration under any state law regulating money transmitters, money services businesses, providers of prepaid or stored value or similar entities, or virtual currency businesses;
•
the Trust becomes insolvent or bankrupt;
•
the Custodian resigns or is removed without replacement;
•
all of the Trust’s assets are sold;
•
the Sponsor determines that the aggregate net assets of the Trust in relation to the expenses of the Trust make it unreasonable or imprudent to continue the affairs of the Trust;
•
the Sponsor receives notice from the IRS or from counsel for the Trust or the Sponsor that the Trust fails to qualify for treatment, or will not be treated, as a grantor trust under the Code;
•
if the Trustee notifies the Sponsor of the Trustee’s election to resign and the Sponsor does not appoint a successor trustee within 180 days; or
•
the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if ZEC is asserted, or ultimately determined, to be a security under the federal securities laws by the SEC or a federal court.

The death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any shareholder (as long as such shareholder is not the sole shareholder of the Trust) will not result in the termination of the Trust, and such shareholder, his or her estate, custodian or personal representative will have no right to a redemption or value such shareholder’s Shares. Each shareholder (and any assignee thereof) expressly agrees that in the event of his or her death, he or she waives on behalf of himself or herself and his or her estate, and he or she directs the legal representative of his or her estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of account for the Trust, except for such rights as are set forth in Article VIII of the Trust Agreement relating to the books of account and reports of the Trust.

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or ZEC, Incidental Rights and/or IR Virtual Currency, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s ZEC, Incidental Rights and IR Virtual Currency, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s ZEC as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentage of percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Description of the Custodian Agreement

The Custodian Agreement establishes the rights and responsibilities of the Custodian, Sponsor, Trust and Authorized Participants with respect to the Trust’s ZEC in the Digital Asset Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian.”

Account; Location of ZEC

The Trust’s Digital Asset Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEC, on the Trust’s behalf. Private key shards associated with the Trust’s ZEC are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s ZEC, to a location outside of the United States. The Digital Asset Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEC in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ZEC held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custody Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors— Risk Factors Related to the Trust and the Shares— The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEC and to the operations of the Trust.”

Safekeeping of ZEC

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ZEC received by the Custodian. All ZEC credited to the Digital Asset Account will (i) be held in the Digital Asset Account at all times, and the Digital Asset Account will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held in the Digital Asset Account on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet; and (vi) for any Digital Asset Account maintained by the Custodian on behalf of the Trust, the Custodian will use best efforts to keep the private key or keys secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of best efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the ZEC “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ZEC, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Deposits, Withdrawals and Storage; Access to the Digital Asset Account

The Custodial Services (i) allow ZEC to be deposited from a public blockchain address to the Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw ZEC from the Digital Asset Account to a public blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement or if the Custodian is required to do so by a subpoena, court order, or other binding government order.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw ZEC from the Digital Asset Account, the Custodian will have up to forty-eight (48) hours to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Subject to certain exceptions in the Custodian Agreement, the Trust, the Sponsor and their authorized representatives will be able to access the Digital Asset Account via the Custodian’s website in order to check information about the Digital Asset Account, deposit ZEC to the Digital Asset Account or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of ZEC or the availability and/or accessibility of the Digital Asset Account or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant, or its Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a ZEC address for deposits by Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, and to initiate withdrawals to ZEC addresses controlled by Authorized Participants, or their Liquidity Providers.

The Custodian Agreement further provides that the Trust’s and the Sponsor’s auditors or third-party accountants upon 30 days’ advance written notice, have inspection rights to inspect, take extracts from and audit the records maintained with respect to the Digital Asset Account. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

Security of the Account

The Custodian securely stores all digital asset private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose private keys to the Sponsor, Trust or any other individual or entity.

The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Trust’s or the Sponsor’s information, (b) the Trust’s or the Sponsor’s information is otherwise lost, stolen or compromised or (c) the Custodian’s Chief Information Security Officer, or other senior security officer of a similar title, is no longer employed by the Custodian.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s ZEC.”

Annual Certificate and Report

Once each calendar year, the Sponsor or Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ZEC received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any ZEC to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ZEC. In addition, if the Trust or the Sponsor is unable to timely withdraw ZEC from the Digital Asset Account due to the Custodian’s systems being offline or otherwise unavailable for a period of 48 hours or more, the Custodian will use its best efforts to provide the Sponsor and the Trust with an amount of ZEC that is equivalent to any pending withdrawal amounts in order to permit the Sponsor and the Trust to carry on processing withdrawals.

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the ZEC on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEC with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEC deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEC deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian or Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

Furthermore, the Custodian is not liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists, including but not limited to cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian and will not affect the validity and enforceability of any remaining provisions. For the avoidance of doubt, a cybersecurity attack, hack or other intrusion by a third party or by someone associated with the Custodian is not a circumstance that is beyond the Custodian’s reasonable control, to the extent due to the Custodian’s failure to comply with its obligations under the Custodian Agreement.

The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Sponsor’s or the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud, willful misconduct or breach of the Custodian Agreement.

Indemnity

Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody. Following the second anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Trust and the Sponsor and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Trust’s and the Sponsor’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of two years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

Termination

During the initial term, either party may terminate the Custodian Agreement for Cause (as defined below) at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice. “Cause” is defined as if: (i) such other party commits any material breach of any of its obligations under the Custodian Agreement; (ii) such other party is adjudged bankrupt or insolvent, or there is commenced against such party a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or such party files an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iii) with respect to the Trust’s and the Sponsor’s right to terminate, any applicable law, rule or regulation or any change therein or in the interpretation or administration thereof has or may have a material adverse effect on the rights of the Trust, the Sponsor or any of their respective beneficiaries with respect to any services covered by the Custodian Agreement.

After the initial term, either party may terminate the Custodian Agreement (i) upon ninety (90) days’ prior written notice to the other party and (ii) for Cause at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice.

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Digital Asset Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

Governing Law

The Custodian Agreement is governed by New York law.

Certain U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•
financial institutions;
•
dealers in securities or commodities;
•
traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;
•
persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;
•
Authorized Participants (as defined below);
•
U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;
•
entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•
real estate investment trusts;
•
regulated investment companies; and
•
tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were to disagree with, and successfully challenge, certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEC as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEC (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of ZEC in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that ZEC, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar occurrence.

Incidental Rights and IR Virtual Currency

It is possible that, in the future, the Trust will hold Incidental Rights and/or IR Virtual Currency that it receives in connection with its investment in ZEC. The uncertainties with respect to the treatment of digital assets for U.S. federal income tax purposes, described above, apply to Incidental Rights and IR Virtual Currency, as well as to ZEC. As described above, the Notice addressed only digital assets that are “convertible virtual currency,” defined as digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency. It is conceivable that certain IR Virtual Currency the Trust may receive in the future would not be within the scope of the Notice.

In general, it is expected that the Trust would receive Incidental Rights and IR Virtual Currency as a consequence of a fork, an airdrop or a similar occurrence related to its ownership of ZEC. As described above, the Ruling & FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital assets are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Incidental Rights or IR Virtual Currency may give rise to other tax issues. The possibility that the Trust will receive Incidental Rights and/or IR Virtual Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Shares.

The Trust may distribute Incidental Rights or IR Virtual Currency, or cash from the sale of Incidental Rights or IR Virtual Currency, to the shareholders. Alternatively, the Trust may form a liquidating trust to which it contributes Incidental Rights or IR Virtual Currency and distribute interests in the liquidating trust to the shareholders. Any such distribution will not be a taxable event for a U.S. Holder (as defined below). A U.S. Holder’s tax basis in the Incidental Rights or IR Virtual Currency distributed, whether directly or through the medium of a liquidating trust, will be the same as the U.S. Holder’s tax basis in the distributed assets immediately prior to the distribution, and the U.S. Holder’s tax basis in its pro rata share of the Trust’s remaining assets will not include the amount of such basis. Immediately after any such distribution, the U.S. Holder’s holding period with respect to the distributed Incidental Rights or IR Virtual Currency will be the same as the U.S. Holder’s holding period with respect to the distributed assets immediately prior to the distribution. A subsequent sale of the distributed Incidental Rights or IR Virtual Currency will generally be a taxable event for a U.S. Holder.

For simplicity of presentation, the remainder of this discussion assumes that the Trust will hold only ZEC. However, the principles set forth in the discussion below apply to all of the assets that the Trust may hold at any time, including Incidental Rights and IR Virtual Currency, as well as ZEC. Without limiting the generality of the foregoing, each beneficial owner of Shares generally will be treated for U.S. federal income tax purposes as owning an undivided interest in any Incidental Rights and/or IR Virtual Currency held in the Trust, and any transfers or sales of Incidental Rights and/or IR Virtual Currency by the Trust (other than distributions by the Trust, as described in the preceding paragraph) will be taxable events to shareholders with respect to which shareholders will generally recognize gain or loss in a manner similar to the recognition of gain or loss on a taxable disposition of ZEC, as described below.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•
an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or
•
an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and either solely for cash or solely for ZEC that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing ZEC in-kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the ZEC held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ZEC held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such ZEC will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for ZEC, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ZEC held in the Trust will be equal to the U.S. Holder’s tax basis in the ZEC that the U.S. Holder transferred to the Trust and (ii) the

U.S. Holder’s holding period for its pro rata share of such ZEC generally will include the period during which the U.S. Holder held the ZEC that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of ZEC contributes a portion of its ZEC to the Trust in exchange for Shares, the U.S. Holder may designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which ZEC it is contributing and to substantiate its tax basis in those ZEC. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of ZEC or (iii) in exchange for a contribution of ZEC with different tax bases, the U.S. Holder’s share of the Trust’s ZEC will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the IR Virtual Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

When the Trust transfers ZEC to the Sponsor as payment of the Sponsor’s Fee, or sells ZEC to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those ZEC for their fair market value at that time (which, in the case of ZEC sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the ZEC transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the ZEC transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the ZEC is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the ZEC is more than one year. A U.S. Holder’s tax basis in its pro rata share of any ZEC transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the ZEC held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of ZEC transferred and the denominator of which is the total amount of ZEC held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the ZEC remaining in the Trust will be equal to the tax basis of its pro rata share of the ZEC held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the ZEC transferred.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Under the Ruling & FAQs, a U.S. Holder will have a basis in any IR Virtual Currency received in a fork or airdrop equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, for taxable years beginning after December 31, 2017 and before January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes. For taxable years beginning on or after January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will be deductible for regular U.S. federal income tax purposes only to the extent that the U.S. Holder’s share of the expenses, when combined with other “miscellaneous itemized deductions,” exceeds 2% of the U.S. Holder’s adjusted gross income for the particular year, will not be deductible for U.S. federal alternative minimum tax purposes and will be subject to certain other limitations on deductibility.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the ZEC underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the ZEC held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the ZEC held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s ZEC consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the ZEC underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the ZEC underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the ZEC held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the ZEC held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition.

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of ZEC in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of ZEC. In addition, assuming that the Trust holds no asset other than ZEC, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

Although the nature of the Incidental Rights and IR Virtual Currency that the Trust may hold in the future is uncertain, it is unlikely that any such asset would give rise to income that is treated as “effectively connected” with the conduct of a trade or business in the United States or that any income derived by a non-U.S. Holder from any such asset would otherwise be subject to U.S. income or withholding tax, except as discussed above in connection with the fork, airdrop or similar occurrence giving rise to Incidental Rights or IR Virtual Currency. There can, however, be no complete assurance in this regard.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide shareholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the shareholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

ERISA and Related Considerations

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to acquire Shares with plan assets (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel.

* * *

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the Code together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 of the Code and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Trust, including the role an investment in the Trust plays in the Plan’s investment portfolio. Each Plan Fiduciary must be satisfied that investment in the Trust is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Trust, are diversified so as to minimize the risks of large losses and that an investment in the Trust complies with the documents of the Plan and related trust and that an investment in the Trust does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code.

Governmental plans, non-U.S. plans and certain church plans, while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that the assets of an entity will not be deemed “plan assets” of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Trust to be “plan assets,” the Sponsor intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Shares of the Trust (not including the investments of the Trustee, the Sponsor, the distributor, any other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Trust, any other person who has discretionary authority or control over the assets of the Trust, and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Sponsor is the general partner, managing member, investment adviser or provides investment advice), and each of the principals, officers, and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Trust). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Sponsor to require that existing benefit plan investors redeem from the Trust in the event that other investors redeem their Shares. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Sponsor, to avoid causing the assets of the Trust to be “plan assets,” the Sponsor will effect such rejections or redemptions in such manner as the Sponsor, in its sole discretion, determines.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase (as described in clause (i), (ii) or (iii)) could result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN, PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR PLANS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•
Extreme volatility of trading prices that many digital assets, including ZEC, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;

•
The value of the Shares is dependent on the acceptance of Digital Assets, such as ZEC, which represent a new and rapidly evolving industry;
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets;
•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
The value of the Shares relates directly to the value of ZEC held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
•
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share;
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares;
•
A determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
Changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) could adversely impact the value of the Shares;
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
An Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
The Trust may be required to disclose information, including information relating to investors, to regulators;
•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust;
•
If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it could trigger early termination of the Trust; and
•
The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEC and to the operations of the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ZEC, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ZEC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ZEC, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ZEC, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ZEC. These drawdowns notwithstanding, digital asset prices, including ZEC, increased significantly again during 2019. ZEC then decreased significantly again in the fourth quarter of 2019, rose in the early part of 2020, only to drop again later in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak. ZEC, much like other digital assets, then increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices, including ZEC, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021, throughout 2022 and digital asset prices have continued to fluctuate to date in 2023. In particular, digital asset prices have experienced extreme volatility since November 2022 when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.”

Extreme volatility in the future, including further declines in the trading prices of ZEC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ZEC and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ZEC. For additional information that quantifies the volatility of ZEC prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEC Prices.”

Digital assets such as ZEC were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ZEC were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.
•
The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.
•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Zcash Network, would affect the ability to transfer digital assets, including ZEC, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Zcash Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Governance of the Zcash Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Zcash Network, which may stymie the Zcash Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Zcash Network, especially long-term problems.
•
The foregoing notwithstanding, the Zcash Network’s protocol is informally managed by a group of core developers that propose amendments to the Zcash Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Zcash Network, the Zcash Network will be subject to new protocols that may adversely affect the value of ZEC. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the protocol for the Zcash Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Zcash Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ZEC could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ZEC, which would adversely affect the value of the Shares. Moreover, functionality of the Zcash Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ZEC. Even if another digital asset other than ZEC were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including ZEC, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEC.

The first digital asset, Bitcoin, was launched in 2009. ZEC launched in 2016. In general, digital asset networks, including the Zcash Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ZEC is only selectively accepted by retail and commercial outlets, and use of ZEC by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ZEC transactions; process wire transfers to or from Digital Asset Exchanges, ZEC-related companies or service providers; or maintain accounts for persons or entities transacting in ZEC. As a result, the prices of ZEC are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept ZEC in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, ZEC has not yet been accepted in the same manner due to its infancy and because ZEC has a slightly different purpose than Bitcoin.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as ZEC, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Zcash Network, and exchanges or businesses that facilitate transactions in ZEC may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Zcash Network.
•
ZEC’s primary advantage over other digital assets, its use in private on-chain transactions, has not been widely adopted, even in the context of Zcash transactions. If ZEC’s privacy capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Zcash Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Zcash Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

As of December 31, 2022, the Zcash Network could handle approximately four times as many transactions as the Bitcoin network, or approximately 27 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2022. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2020, Bitcoin transaction fees have increased from $0.28 per Bitcoin transaction, on average, to a high of $60.79 per transaction, on average, on April 21, 2021. As of December 31, 2022, Bitcoin transaction fees stood at $0.83 per Bitcoin transaction, on average. Zcash transaction fees have ranged from $0.01 on January 1, 2020 to as high as $0.22 on August 26, 2022. As of December 31, 2022, Zcash Network transaction fees stood at $0.003 per Zcash transaction, on average. Notwithstanding the increase in throughput on the Zcash Network as compared to the Bitcoin network, settlement speeds on the Zcash Network have remained relatively constant since December 2019, when a network upgrade halved the target block interval to 1.25 minutes, although they can vary depending on the size of the number of pending transactions waiting to be included in a block. Increased fees and decreased settlement speeds could preclude certain uses for ZEC (e.g., micropayments), and could reduce demand for, and the price of, ZEC, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Zcash Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Zcash Network is perceived as no longer able to contribute to the Zcash Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ZEC, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

As of December 31, 2022, the largest unshielded 100 ZEC wallets held approximately 29% of the ZEC in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ZEC, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Furthermore, because of Zcash’s privacy-preserving features, it is possible that some persons or entities have accumulated large positions of ZEC using shielded transactions, which would not be reflected in available token concentration data, and therefore ownership of ZEC may be more concentrated than is currently known. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEC.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Zcash Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of ZEC and the value of the Shares.

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Zcash Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and the security of the Zcash Blockchain could be compromised. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Zcash Network could increase the likelihood of a malicious actor or botnet obtaining control. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Zcash Network, or otherwise obtains control over the Zcash Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Zcash Blockchain or a software upgrade automatically charges fees for all transactions on the Zcash Network, the cost of using ZEC may increase and the marketplace may be reluctant to accept ZEC as a means of payment. Miners may demand higher transaction fees for a variety of reasons, including to compensate for reductions in the reward received for validating a block as a result of a portion of each block reward going to the Electric Coin Company, the Zcash Foundation and to the Foundation or as a result of the halving of ZEC creation every four years in accordance with ZEC’s protocol.
•
Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Zcash Network and force users to pay higher fees, thus reducing the attractiveness of the Zcash Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Zcash Network, the value of ZEC and the value of the Shares.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Zcash Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Zcash Network, or otherwise obtains control over the Zcash Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Zcash Network, it may be able to alter the Blockchain on which transactions in ZEC rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Zcash Network or the ZEC community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Zcash Network.

Moreover, because of the Zcash Network’s privacy-preserving features, it is possible that certain pools have exceeded in the past, or may exceed now or in Zcash’s future, the 50% threshold on the Zcash Network. As of the date of this Annual Report, there are no known reports of malicious activity on, or control of, the Zcash Network, and no mining pools on the Zcash Network are believed to have exceeded the 50% hashrate threshold. However, because of Zcash’s privacy-preserving features, it is possible that certain mining pools have exceeded in the past, or may exceed now or in the future, the 50% threshold on the Zcash Network. The crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of ZEC transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining pools, do not act to ensure similar degrees of decentralization of ZEC mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Zcash Network may increase, which may adversely affect the value of the Shares.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. Furthermore, on June 2, 2018, the Horizen Network, another zk-SNARKs-based protocol, was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. Any similar attacks on the Zcash Network could negatively impact the value of ZEC and the value of the Shares.

A malicious actor may also obtain control over the Zcash Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the ZEC ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power on the Zcash Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Zcash Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ZEC adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Zcash Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Bitcoin blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond, as well as the Bitcoin Cash blockchain to launch a new digital asset, Bitcoin Satoshi’s Vision. To the extent such digital assets compete with ZEC, such competition could impact demand for ZEC and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital assets networks that rely on proof-of-work more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ZEC at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Zcash Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ZEC at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

A future fork in or clone of the Zcash Network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ZEC, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental

Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

The Trust has informed the Custodian that it is irrevocably abandoning, as of any date on which the Trust creates Shares, any Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action at or prior to such date. In order to avert abandonment of an Incidental Right or IR Virtual Currency, the Trust will send a notice to the Custodian of its intention to retain such Incidental Right or IR Virtual Currency. The Sponsor intends to evaluate each future fork or airdrop on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Incidental Rights and IR Virtual Currency.”

In the event of a hard fork of the Zcash Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Zcash Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Zcash Network, is generally accepted as the Zcash Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ZEC, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Zcash Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as ZEC and should therefore be considered “ZEC” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of ZEC may not be favorably received by the digital asset community, which could negatively impact the value of ZEC and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on ZEC. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ZEC and the value of the Shares.

The cryptography used to enhance the privacy of transactions on the Zcash Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEC and the value of the Shares.

The Zcash Network uses zk-SNARKs, which provide additional layers of confidentiality to transactions on the Zcash Network by protecting the amount and the recipient in ZEC transactions. The ease of use of these features was improved in October 2018 with a Zcash Network upgrade called “Sapling.” This cryptography is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. For example, on February 5, 2019, the team behind Zcash announced that it discovered a vulnerability in zk-SNARKs on March 1, 2018 that was subsequently patched in connection with the Sapling upgrade in October 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the original zero-knowledge proof cryptography to act differently than intended and create fake ZEC on the Zcash Network without being detected. Although the privacy features prevent one from being certain no Zcash were counterfeited, the team behind Zcash found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated with the deployment of the Sapling upgrade. More recently, on May 31, 2022, the Electric Coin Company announced the activation of the Network Update 5

(“NU5”) upgrade. This upgrade implements Halo, a type of cryptography technology invented by the Electric Coin Company, to remove the need for complex generation ceremonies and is intended to further the development of zero-knowledge proof cryptography.

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Zcash Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Zcash Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEC may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted Zcash and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither exchange disclosed the reasons for such delisting, and both exchanges subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that other digital asset exchanges may remove ZEC from their platforms as well. Other service providers of such businesses may also cut off services if there is a concern that the Zcash Network is being used to facilitate crime. Any of the aforementioned occurrences could adversely affect the price of ZEC, the attractiveness of the Zcash Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant, or the Liquidity Provider on behalf of an Authorized Participant, sources ZEC in connection with the creation of the Shares or facilitates transactions in ZEC at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant and its Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant and the Liquidity Provider are registered broker-dealers and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA. In addition, the Liquidity Provider is a virtual currency entity licensed by the NYDFS, which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider on behalf of the Authorized Participant, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC, a subsidiary of Genesis Global

Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Trust, is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Trust’s ability to create new Shares.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG's other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of ZEC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The value of the Shares relates directly to the value of ZEC, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the ZEC held by the Trust and fluctuations in the price of ZEC could adversely affect the value of the Shares. The market price of ZEC may be highly volatile, and subject to a number of factors, including:

•
An increase in the global ZEC supply;
•
Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are largely unregulated;
•
The adoption of ZEC as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Zcash Network;
•
Forks in the Zcash Network;
•
Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ZEC, and digital asset exchange rates;
•
Consumer preferences and perceptions of ZEC specifically and digital assets generally;
•
Fiat currency withdrawal and deposit policies on Digital Asset Exchanges;
•
The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
Investment and trading activities of large investors that invest directly or indirectly in ZEC;
•
A “short squeeze” resulting from speculation on the price of ZEC, if aggregate short exposure exceeds the number of Shares available for purchase;
•
An active derivatives market for ZEC or for digital assets generally;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ZEC as a form of payment or the purchase of ZEC on the Digital Asset Markets;
•
Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
Fees associated with processing a ZEC transaction and the speed at which ZEC transactions are settled;
•
Interruptions in service from or closures or failures of major Digital Asset Exchanges;
•
Decreased confidence in Digital Asset Exchanges due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges;

•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of ZEC, since there is no limit on the number of ZEC that the Trust may acquire.

In addition, there is no assurance that ZEC will maintain its value in the long or intermediate term. In the event that the price of ZEC declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of a ZEC as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ZEC has resulted, and may continue to result, in speculation regarding future appreciation in the value of ZEC, inflating and making the Index Price more volatile. As a result, ZEC may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of ZEC and, consequently, the value of the Shares.

Digital Asset Exchanges are relatively new and, in many ways, unregulated. While many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Furthermore, while Digital Asset Exchanges are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of ZEC trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEC and/or negatively affect the market perception of ZEC.

In addition, over the past several years, some Digital Asset Exchanges have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem and therefore may be more likely to be targets of regulatory enforcement action. For example, on February 7, 2014, Mt. Gox, the largest Digital Asset Exchange at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Failure and shortcomings of large Digital Asset Exchanges have since continued: in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. Most recently in November 2022, FTX, another of the world’s largest Digital Asset Exchanges, filed for bankruptcy protection. Details and events surrounding the failure are developing, but it appears that fraud, security failures and operational problems have all played a role in FTX’s issues, and it is unclear what the eventual impacts of its bankruptcy will be.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Zcash Network and result in greater volatility in the prices of ZEC. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of such a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Index Provider. The Digital Asset Exchanges chosen by the Index Provider have also changed over time. For example, on January 28, 2023, the Index Provider added Gemini as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Index, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of ZEC, third parties may be able to purchase and sell ZEC on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ZEC on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2022, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 3.26% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price was 1.82%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.003%. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ZEC, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s ZEC may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEC on public Digital Asset Exchanges has a very limited history, and during this history, ZEC prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Index Price, and the price of ZEC generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2018 through December 31, 2022, the Index Price ranged from $23.70 to $687.00, with the straight average being $115.39. In addition, during the year ended December 31, 2022, the Index Price ranged from $36.18 to $204.94. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of ZEC more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of ZEC, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEC Prices.”

Furthermore, because the number of Digital Asset Exchanges is limited, the Index will necessarily be composed of a limited number of Digital Asset Exchanges. If a Digital Asset Exchange were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Exchange from the Index, which could skew the price of ZEC as represented by the Index. Trading on a limited number of Digital Asset Exchanges may result in less favorable prices and decreased liquidity of ZEC and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring ZEC required for the creation of Baskets may increase the market price of ZEC on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of ZEC may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of ZEC that may result from increased purchasing activity of ZEC connected with the issuance of Baskets. Consequently, the market price of ZEC may decline immediately after Baskets are created. Decreases in the market price of ZEC may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in ZEC could have a negative impact on the price of ZEC and adversely affect the value of the Shares.

As of December 31, 2022, ZEC was the fifty-fourth largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of December 31, 2022, there were over 22,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $661.7 billion (including the approximately $599.0 million market cap of ZEC), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Zcash Network. ZEC faces competition from a wide range of digital assets. For example, Monero, Dash and Horizen are all focused on enhancing privacy. In addition, ZEC is currently supported by fewer exchanges than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, ZEC and thereby adversely affect the value of the Shares.

Investors may invest in ZEC through means other than the Shares, including through direct investments in ZEC and other potential financial vehicles, possibly including securities backed by or linked to ZEC and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEC directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEC are formed and represent a significant proportion of the demand for ZEC, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEC, could negatively affect the Index Price, the Digital Asset Holdings, the value of the Shares, the NAV and the NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the Digital Asset Holdings per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list an affiliate of the Trust, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. The Sponsor has petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s June 29, 2022 final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. As of the date of this Annual Report, the Sponsor’s petition remains pending.

The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEC and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on the Liquidity Provider to source ZEC in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Authorized Participant may decide to replace the Liquidity Provider for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s ZEC, transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Trust’s ZEC to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEC. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust's ZEC may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ZEC to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

The Trust’s Digital Asset Holdings per Share will fluctuate with changes in the market value of ZEC, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s Digital Asset Holdings per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s Digital Asset Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Exchanges are open, significant changes in the price of ZEC on the Digital Asset Exchange Market could result in a difference in performance between the value of ZEC as measured by the Index and the most recent Digital Asset Holdings per Share or closing trading price. For example, if the price of ZEC on the Digital Asset Exchange Market, and the value of ZEC as measured by the Index, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEC on the Digital Asset Exchange Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Exchanges (or a substantial number of smaller Digital Asset

Exchanges) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share.

Historically, the Shares have traded at both premiums and discounts to the Digital Asset Holdings per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 18, 2021 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 100% and the average premium was 9%. Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 18, 2021 to December 31, 2022, has been quoted at a discount on 262 days. From October 18, 2021 to December 31, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 54% and the average discount was 19%. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 47% to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid to the Sponsor in ZEC. See “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings—Disposition of ZEC, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ZEC in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ZEC.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ZEC and the Digital Asset Exchanges included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ZEC have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Zcash Network may increase the potential for ZEC to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The restrictions on transfer and redemption may result in losses on the value of the Shares.

Shares purchased in the private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

At this time the Sponsor is not accepting redemption requests from shareholders. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

The Sponsor also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. As such, there is no guarantee that the Sponsor will be successful in listing the Shares on NYSE Arca even once the Sponsor decides to do so.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s ZEC held in the Digital Asset Account will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ZEC and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s ZEC may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s ZEC. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to a Digital Asset Account, the relevant private keys (and therefore ZEC) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of a Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

ZEC transactions are irrevocable and stolen or incorrectly transferred ZEC may be irretrievable. As a result, any incorrectly executed ZEC transactions could adversely affect the value of the Shares.

ZEC transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of ZEC generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of ZEC will regularly be made to or from the Digital Asset Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s ZEC could be transferred from the Trust’s Digital Asset Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Digital Asset Exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s ZEC through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ZEC. The Trust will also be unable to convert or recover its ZEC transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its shareholders to the risk of loss of the Trust’s ZEC for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ZEC. While the Custodian has advised the Sponsor that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s ZEC, resulting from theft, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEC. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the ZEC on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEC with a value in excess of the Cold Storage Threshold for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEC deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEC deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any ZEC to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ZEC. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of ZEC, is limited. Consequently, a loss may be suffered with respect to the Trust’s ZEC that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if the SEC or a federal court were to determine that ZEC is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of ZEC is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s ZEC is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

The Trust Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the Trust Agreement, shareholders have limited voting rights and the Trust will not have regular shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Trust in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Fiduciary and Regulatory Duties of the Sponsor” for more detail.

The Sponsor is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ZEC price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price— Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of ZEC. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of ZEC.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ZEC, Incidental Rights and/or IR Virtual Currency held by the Trust or (ii) deliver ZEC, Incidental Rights and/or IR Virtual Currency in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ZEC, Incidental Rights or IR Virtual Currency at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of ZEC, Incidental Rights or IR Virtual Currency. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s ZEC, Incidental Rights or IR Virtual Currency may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver ZEC, Incidental Rights or IR Virtual Currency to the Sponsor or sell ZEC, Incidental Rights or IR Virtual Currency. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of ZEC to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ZEC by the Trust to pay the Sponsor’s Fee or other expenses and each sale of ZEC by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Digital Asset Holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ZEC, Incidental Rights or IR Virtual Currency. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ZEC, Incidental Rights or IR Virtual Currency. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its ZEC, Incidental Rights or IR Virtual Currency. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ZEC, Incidental Rights or IR Virtual Currency. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including ZEC, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of ZEC and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed in travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEC in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Furthermore, the SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ZEC held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, the Zcash Network contains certain privacy features, which may provide law enforcement agencies with less visibility into transaction level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Approximately 60% of Ethereum validators, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

A determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether ZEC is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEC with its external securities lawyers and has received a memorandum regarding the status of ZEC under the federal securities laws from its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEC is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement concerning the Sponsor’s securities law analysis of ZEC. The Sponsor is in the process of responding to the SEC staff. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ZEC may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEC, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of ZEC or any other particular digital asset.

If the Sponsor determines that ZEC is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ZEC in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ZEC is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ZEC could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ZEC is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEC, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if ZEC is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. If the SEC or a federal court were to determine that ZEC is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ZEC and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Zcash Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of MiCA in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in 2023 and come into effect in 2024. See “Item 1. Business—Overview of the ZEC Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ZEC. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ZEC is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Zcash Network and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2022, over 274.24 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Zcash Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Zcash Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Zcash Network, or otherwise obtains control over the Zcash Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Zcash Network, and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ZEC is treated. In particular, ZEC may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ZEC under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that ZEC is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEC at a time that is disadvantageous to shareholders.

To the extent that ZEC is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEC at a time that is disadvantageous to shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were to disagree with, and successfully challenge certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEC as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEC (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of ZEC. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as ZEC, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ZEC in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of ZEC users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for ZEC in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of ZEC in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Certain U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Index Provider and the Authorized Participants, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

•
The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;
•
The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•
The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
•
The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
•
Affiliates of the Sponsor have substantial direct investments in ZEC that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
The Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”), and Barry E. Silbert—who in his capacity as Chief Executive Officer of DCG, may be deemed to have voting and dispositive power over the securities held by such entity—together hold 22.7% of the Shares representing ownership in the Trust, as of February 23, 2023. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to $10 million worth of shares of the Trust. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust under this authorization. From July 1, 2022 through February 23, 2023, DCG did not purchase any Shares of the Trust under this authorization; however, in the event DCG chooses to purchase additional Shares, such purchase would increase DCG’s and Mr. Silbert’s aggregate ownership interest in the Trust, which could ultimately result in DCG and Mr. Silbert holding a majority of the Shares representing ownership in the Trust, and their interests as shareholders may conflict with the interests of the Trust’s other shareholders;

•
Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. DCG’s positions on changes that should be adopted in the Zcash Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Zcash Network, DCG’s position regarding which fork among a group of incompatible forks of the Zcash Network should be considered the “true” Zcash Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than ZEC. Any investments in, or public positions taken on, digital assets other than ZEC by DCG could have an adverse impact on the price of ZEC;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Sponsor and Genesis, which currently acts as sole Liquidity Provider to the Authorized Participant, and previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Provider, the Index Provider, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for ZEC in arm’s-length transactions.

The Sponsor is the parent company of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ZEC. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor, the Sponsor may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Trust. The Sponsor may have an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount).

The Index Provider is an affiliate of the Sponsor and the Trust.

On December 31, 2020, CoinDesk, Inc. (“CoinDesk”), an affiliate of the Sponsor and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., the Index Provider. As a result of this acquisition, the Index Provider is a wholly owned subsidiary of CoinDesk, which is a wholly owned subsidiary of DCG. The Index Provider publishes the Index and the Index Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in ZEC. The number of ZEC that accrues each day as the Sponsor’s Fee is determined by reference to the Index Price published by the Index Provider.

The Index Provider selects the exchanges that are included in the Index and also developed the methodology and algorithm that provide the Index Price based on the exchanges included in the Index. The Index Provider formally re-evaluates the weighting algorithm used by the Index quarterly and may decide to change the way in which the Index is calculated based on this periodic review or in other extreme circumstances.

If the Sponsor determines in good faith that the Index does not reflect an accurate ZEC price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. Because such a determination could reflect negatively upon the Index Provider, lead to a decrease in the Index Provider’s revenue or otherwise adversely affect the Index Provider, and because of their affiliation, the Index Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor.

In addition, although the Index does not currently include data from over-the-counter markets or derivatives platforms, the Index Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis. Any impact on the accuracy or perceived accuracy of the Index Price could have a negative impact on the value of the Shares.

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Exchanges included in the Index Price.

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a ZEC derived from the Digital Asset Exchanges that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase Pro and Kraken are two of such Digital Asset Exchanges included in the Index.

Although DCG does not exercise control over Coinbase Pro or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Exchanges in a way that benefits DCG, for example by artificially inflating the values of ZEC in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Sponsor to take actions that favor the Custodian’s interests over the Trust’s interests.

Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the ZEC and Incidental Rights and/or IR Virtual Currency held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Sponsor to favor the Custodian’s interests over the interests of the Trust or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its ZEC.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Sponsor.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act, and is licensed to custody the Trust’s ZEC in trust on the Trust’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian's parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

Furthermore, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

An affiliate of the Sponsor is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for ZEC.

Both the Sponsor and CoinDesk are subsidiaries of DCG. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from DCG’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including ZEC, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of DCG’s ownership stake, and this could cause the trading prices of digital assets, including ZEC, to be higher than they would be otherwise.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings the Trust may in the future be subject to legal proceedings or disputes.

On November 18, 2022, the Sponsor received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Sponsor’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records. Trial has been set for May 10, 2023. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and are vigorously defending against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. The Sponsor has not yet filed its response. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. As of the date of this Annual Report, the Sponsor’s petition remains pending in the Court of Appeals for the District of Columbia Circuit.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have an adverse effect on the Trust’s business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Trust and has engaged Genesis as a Liquidity Provider to source ZEC on its behalf in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “ZCSH.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2022, there were approximately 44 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2022, the Registrant has distributed 3,777,700 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 359,235.64331850 ZEC. During the year ended December 31, 2022, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2022:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2022 - October 31, 2022	-	$-	-	$8.0
November 1, 2022 - November 30, 2022	-	-	-	8.0
December 1, 2022 - December 31, 2022	-	-	-	8.0
Total	-	$-	-	$8.0

(1)

On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG has purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through February 23, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEC. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ZEC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

	As of December 31,
	2022	2021	2020
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	3,777,700	3,777,700	2,335,000
Number of Shares freely tradable(1)	3,068,959	1,713,812	0
Number of beneficial holders owning at least 100 Shares(2)	44	87	151
Number of holders of record(2)	44	87	151

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

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

The Trust only receives ZEC in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ZEC traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
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

The cost basis of the ZEC received in connection with a creation order is recorded by the Trust at the fair value of ZEC at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services —Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2022, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ZEC and price of ZEC amounts, are in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net realized and unrealized (loss) gain on investment	$(35,439)	$21,976	$5,477
Net (decrease) increase in net assets resulting from operations	$(36,178)	$20,744	$5,225
Net assets	$12,543	$48,721	$13,581

Net realized and unrealized loss on investment in ZEC for the year ended December 31, 2022 was ($35,439), which includes a realized loss of ($495) on the transfer of ZEC to pay the Sponsor’s Fee, and ($34,944) net change in unrealized depreciation on investment in ZEC. Net realized and unrealized loss on investment in ZEC for the year was driven by ZEC price depreciation from $143.21 per ZEC as of December 31, 2021, to $37.80 per ZEC as of December 31, 2022. Net decrease in net assets resulting from operations was ($36,178) for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $739. Net assets decreased to $12,543 at December 31, 2022, a 74% decrease for the year. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 8,400 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the year ended December 31, 2021 was $21,976, which includes a realized gain of $32 on the transfer of ZEC to pay the Sponsor’s Fee, and $21,944 net change in unrealized appreciation on investment in ZEC. Net realized and unrealized gain on investment in ZEC for the year was driven by ZEC price appreciation from $62.99 per ZEC as of December 31, 2020, to $143.21 per ZEC as of December 31, 2021. Net increase in net assets resulting from operations was $20,744 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $1,232. Net assets increased to $48,721 at December 31, 2021, a 259% increase for the year. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 132,688 ZEC, with a value of $14,396 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of 8,087 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the year ended December 31, 2020 was $5,477, which includes a realized loss of ($604) on the transfer of ZEC to pay the Sponsor’s Fee, and $6,081 net change in unrealized appreciation on investment in ZEC. Net realized and unrealized gain on investment in ZEC for the year was driven by ZEC price appreciation from $27.46 per ZEC as of December 31, 2019, to $62.99 per ZEC as of December 31, 2020. Net increase in net assets resulting from operations was $5,225 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $252. Net assets increased to $13,581 at December 31, 2020, a 195% increase for the year. The increase in net assets was due to the aforementioned ZEC price appreciation and the contribution of approximately 52,529 ZEC, with a value of $3,757 to the Trust in connection with Share creations, partially offset by the withdrawal of 4,394 ZEC to pay the foregoing Sponsor’s Fee.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	For the Years Ended December 31,
	2022	2021	2020
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	340,207	215,606	167,471
Creations	-	132,688	52,529
Sponsor’s Fee, related party	(8,400)	(8,087)	(4,394)
Closing balance	331,807	340,207	215,606
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	331,807	340,207	215,606
Number of Shares:
Opening balance	3,777,700	2,335,000	1,768,800
Creations	-	1,442,700	566,200
Closing balance	3,777,700	3,777,700	2,335,000

	December 31,
	2022	2021	2020
Price of ZEC on principal market(1)	$37.80	$143.21	$62.99
NAV per Share(2)	$3.32	$12.90	$5.82
Index Price(3)	$37.80	$143.28	$63.28
Digital Asset Holdings per Share(3)	$3.32	$12.90	$5.84

(1)
The Trust performed an assessment of the principal market at December 31, 2022, 2021 and 2020, and identified the principal market as Coinbase Pro.
(2)
As of December 31, 2022, 2021 and 2020, the NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of December 31, 2022, 2021 and 2020, were Coinbase Pro, Kraken, and Binance.US. On January 28, 2023, the Index Provider added Gemini as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review.

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

As of December 31, 2022, the Trust had a net closing balance with a value of $12,542,314, based on the Index Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $12,542,314, based on the principal market (Coinbase Pro).

As of December 31, 2021, the Trust had a net closing balance with a value of $48,744,899, based on the Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $48,721,084, based on the principal market (Coinbase Pro).

As of December 31, 2020, the Trust had a net closing balance with a value of $13,643,545, based on the Index Price (non-GAAP methodology). As of December 31, 2020, the Trust had a total market value of $13,581,019, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s net asset value per share as calculated in accordance with GAAP from December 6, 2018 (date of the first Creation Basket of the Trust) to December 31, 2022. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP), and GAAP NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Dec-17
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
1/10 of Index Price (non-GAAP)
Digital Asset Holdings per Share (non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2018 to December 31, 2022. During such period, the Index Price has ranged from $23.70 to $687.00, with the straight average being $115.39 through December 31, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2018	$225.35	$687.00	1/9/2018	$48.32	12/14/2018	$55.84	$55.84
Twelve months ended December 31, 2019	$56.20	$114.16	6/26/2019	$26.79	12/4/2019	$27.45	$27.45
Twelve months ended December 31, 2020	$56.99	$99.10	8/6/2020	$23.70	3/16/2020	$63.28	$63.28
Twelve months ended December 31, 2021	$150.80	$365.90	5/12/2021	$56.06	1/2/2021	$143.28	$143.28
Twelve months ended December 31, 2022	$87.78	$204.94	3/26/2022	$36.18	11/9/2022	$37.80	$37.65
January 1, 2018 to December 31, 2022	$115.39	$687.00	1/9/2018	$23.70	3/16/2020	$37.80	$37.65

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from January 1, 2018 to December 31, 2022. During such period, the price of ZEC has ranged from $23.59 to $742.55, with the straight average being $115.58 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2018	$226.16	$742.55	1/7/2018	$48.42	12/14/2018	$55.81	$55.81
Twelve months ended December 31, 2019	$56.28	$114.16	6/26/2019	$26.87	12/4/2019	$27.46	$27.46
Twelve months ended December 31, 2020	$57.00	$99.00	8/6/2020	$23.59	3/16/2020	$62.99	$62.99
Twelve months ended December 31, 2021	$150.82	$365.90	5/12/2021	$56.20	1/2/2021	$143.21	$143.21
Twelve months ended December 31, 2022	$87.80	$205.00	3/26/2022	$36.28	11/9/2022	$37.80	$37.65
January 1, 2018 to December 31, 2022	$115.58	$742.55	1/7/2018	$23.59	3/16/2020	$37.80	$37.65

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol ZCSH since October 18, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From October 18, 2021 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 100%, the average premium was 9%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 54%, and the average discount was 19%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 262 days. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 47% to the Trust’s Digital Asset Holdings per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share calculated in accordance with GAAP and the Trust’s Digital Asset Holdings per Share for each of the quarters since October 18, 2021.

	High			Low
	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)	OTCQX	NAV per Share(1)	Digital Asset Holdings per Share(2)
2021
Fourth quarter	$25.00	$26.73	$26.65	$10.75	$12.46	$12.47
2022
First quarter	$16.49	$18.35	$18.35	$5.52	$7.66	$7.66
Second quarter	$14.89	$17.29	$17.28	$4.57	$4.73	$4.72
Third quarter	$7.30	$7.07	$7.06	$3.85	$4.68	$4.68
Fourth quarter	$4.10	$5.02	$5.02	$1.66	$3.20	$3.19

(1)
The NAV is calculated using the fair value of ZEC based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase Pro. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings.”

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2022.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Michael Sonnenshein, the principal executive officer of the Sponsor, and Edward McGee, the principal financial officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Barry E. Silbert, Mark Murphy and Mr. Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Sonnenshein and McGee, and Hugh Ross, Chief Operating Officer of the Sponsor.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 46, is the founder of the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, CoinDesk and Genesis (the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report), and is the indirect parent company of Grayscale Securities (the only acting Authorized Participant of the Trust as of the date of this Annual Report).

A pioneer in Bitcoin investing, Mr. Silbert began buying Bitcoin in 2012 and quickly established himself as one of the earliest and most active investors in the industry.

Mr. Silbert founded DCG in 2015 and today, DCG sits at the epicenter of the blockchain industry, backing more than 150 companies across 30 countries, including Coinbase, Ripple, and Chainalysis. DCG also invests directly in digital currencies and other digital assets.

Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a technology company that was acquired by Nasdaq. Mr. Silbert has received numerous accolades for his leadership including Entrepreneur of the Year by both EY and Crain’s, and being selected to Fortune’s “40 under 40” list.

Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Murphy, Board Member

Mark Murphy, 46, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 36, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions.

Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2021 as one of 100 People Transforming Business by Business Insider and in 2018 as the publication’s Rising Stars of Wall Street.

Edward McGee, Chief Financial Officer

Edward McGee, 39, is the Chief Financial Officer of the Sponsor, having served as Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Sponsor individually; and (iii) all directors and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 23, 2023.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	781,162	20.68%
Directors & Executive Officers of the Sponsor:(4)
Barry E. Silbert(5)	77,978	2.06%
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Includes 434,316 Shares held by Digital Currency Group, Inc.; 338,211 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; and 8,635 Shares held by Genesis Global Trading, Inc., the Authorized Participant’s Liquidity Provider and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(3)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG has purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through February 23, 2023, DCG did not purchase any Shares of the Trust under this authorization.
(4)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(5)
Does not include Shares held by Digital Currency Group, Inc. Mr. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, CT 06902.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Zcash Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Zcash Network should be considered the “true” Zcash Network could be adverse to positions that would most benefit the Trust.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including several other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and Grayscale Securities are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. Since October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities has engaged Genesis, an affiliate of the Trust and the Sponsor, to act as its Liquidity Provider. In its capacity as the Liquidity Provider of Grayscale Securities, Genesis may engage in ZEC trading with the Trust’s affiliated entities. For example, when the Sponsor receives the Sponsor’s Fee in ZEC, it may sell the ZEC through Genesis. For this service, Genesis charges the Sponsor a transaction fee, which is not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ZEC through Genesis from time to time, independent of the Trust.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade ZEC for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

The Index Provider

Digital Currency Group, Inc. is the indirect parent company of the Index Provider. As a result, the Index Provider is an affiliate of the Sponsor and the Trust and has an incentive to resolve questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor and the Trust.

In addition, Genesis, the only Liquidity Provider of the Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Index Provider to operate its ZEC trading desk and to facilitate Genesis’s actions as Liquidity Provider of the Authorized Participant. Although the Index Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Index Provider is entitled to use the over-the-counter trading data from Genesis in the Index.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022(1)	2021
Audit fees	$108,240	$76,440
Total	$108,240	$76,440

(1)
The Sponsor was notified that certain assets of Friedman LLP (“Friedman”), the Trust’s independent registered public accounting firm, were acquired by Marcum LLP (“Marcum”) effective September 1, 2022. On September 27, 2022, the Audit Committee of the Board of Directors of the Sponsor approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Trust. As of September 1, 2022, the services previously provided by Friedman are provided by Marcum. Approximately $63,000 of the total fees for audit services during the year ended December 31, 2022 were for services provided by Marcum.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Marcum for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2022, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.
Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.
Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.
Exhibits

Exhibit Number	Exhibit Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

4.2

Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

4.3

Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on June 29, 2022).

4.4	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement).

4.5

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC, as an Authorized Participant (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

4.6*	Description of Registrant’s Securities.

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2022).

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

10.3†

Index License Agreement, dated February 1, 2022, between the Sponsor and the Index Provider (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

Glossary of Defined Terms

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

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

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation of shares.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of ZEC required as of such trade date for each Creation Basket, as determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Bitcoin” or “BTC”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin network.

“Blockchain” or “Zcash Blockchain”—The public transaction ledger of the Zcash Network on which transactions in ZEC are recorded.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings”.

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

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report, is the only Liquidity Provider of the Authorized Participant.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Annual Report, is the only acting Authorized Participant.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ZEC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”— The CoinDesk Zcash Price Index (ZCX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price”—The U.S. dollar value of a ZEC derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ZEC Index Price shall mean the Index Price as defined herein.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source ZEC on behalf of the Authorized Participant.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The net asset value of the Trust determined on a GAAP basis.

“Old Index Price”—The volume-weighted average index price of a ZEC derived from the Digital Asset Exchanges that are reflected in the Index, calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on each business day, derived from the selected Digital Asset Exchanges that are reflected in the Index on such trade date.

“OTCQX”—The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ZEC required for Creation Baskets.

“Pre-Creation Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time for the Trust.

“Pre-Creation Abandonment Notice”—A notice delivered by the Sponsor to the Custodian, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“SIPC”—The Securities Investor Protection Corporation.

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

“Total Basket Amount”—With respect to any creation order, the applicable Basket Amount multiplied by the number of Baskets being created.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

“Trust”—Grayscale Zcash Trust (ZEC), a Delaware statutory trust, formed on October 26, 2018 under the DSTA and pursuant to the Trust Agreement.

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

“Zcash” or “Zcash Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Zcash Network. See “Item 1. Business—Overview of the ZEC Industry and Market.”

“ZEC” or “Zcash”—Zcash tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Zcash Network, comprising units that constitute the assets underlying the Trust’s Shares. See “Item 1. Business—Overview of the ZEC Industry and Market.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Zcash Trust (ZEC)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Barry E. Silbert
	Name:	Barry E. Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Murphy
	Name:	Mark Murphy
	Title:	Member of the Board of Directors Director*

Date: February 28, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Zcash Trust (ZEC)

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Grayscale Zcash Trust (ZEC) (the “Trust”) as of December 31, 2022, and the related statements of operations and changes in net assets for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022, and the results of its operations for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments, LLC. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter - Investment in ZEC

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in ZEC and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in ZEC. The risks and rewards to be recognized by the Trust associated with its investment in ZEC will be dependent on many factors outside of the Trust’s control. The currently immature nature of the ZEC market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain ZEC continuity, as well as valuation and volume volatility all subject ZEC to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of ZEC. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP

We have served as the Trust’s auditor since 2018 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

East Hanover, New Jersey
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Zcash Trust (ZEC)

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Grayscale Zcash Trust (ZEC) (the “Trust”) as of December 31, 2021, and the related statements of operations and changes in net assets for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021, and the results of its operations for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Investments in Zcash

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in Zcash and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in Zcash. The risks and rewards to be recognized by the Trust associated with its investment in Zcash will be dependent on many factors outside of the Trust’s control. The currently unregulated and immature nature of the Zcash market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Zcash continuity, as well as valuation and volume volatility all subject Zcash to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Zcash. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Trust’s auditor from 2018 through 2022.

East Hanover, New Jersey

February 25, 2022

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2022	2021
Assets:
Investment in ZEC, at fair value (cost $48,759 and $49,993 as of December 31, 2022 and 2021, respectively)	$12,543	$48,721
Total assets	$12,543	$48,721
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$12,543	$48,721
Net Assets consists of:
Paid-in-capital	$53,626	$53,626
Accumulated net investment loss	(3,057)	(2,318)
Accumulated net realized loss on investment in ZEC	(1,810)	(1,315)
Accumulated net change in unrealized depreciation on investment in ZEC	(36,216)	(1,272)
	$12,543	$48,721
Shares issued and outstanding, no par value (unlimited Shares authorized)	3,777,700	3,777,700
Net asset value per Share	$3.32	$12.90

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEC and percentages)

December 31, 2022
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	331,807.24477048	$48,759	$12,543	100%
Net assets		$48,759	$12,543	100%

December 31, 2021
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	340,207.27644932	$49,993	$48,721	100%
Net assets		$49,993	$48,721	100%

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	739	1,232	252
Net investment loss	(739)	(1,232)	(252)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in ZEC	(495)	32	(604)
Net change in unrealized (depreciation) appreciation on investment in ZEC	(34,944)	21,944	6,081
Net realized and unrealized (loss) gain on investment	(35,439)	21,976	5,477
Net (decrease) increase in net assets resulting from operations	$(36,178)	$20,744	$5,225

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2022	2021	2020
(Decrease) increase in net assets from operations:
Net investment loss	$(739)	$(1,232)	$(252)
Net realized (loss) gain on investment in ZEC	(495)	32	(604)
Net change in unrealized (depreciation) appreciation on investment in ZEC	(34,944)	21,944	6,081
Net (decrease) increase in net assets resulting from operations	(36,178)	20,744	5,225
Increase in net assets from capital share transactions:
Shares issued	-	14,396	3,757
Net increase in net assets resulting from capital share transactions	-	14,396	3,757
Total (decrease) increase in net assets from operations and capital share transactions	(36,178)	35,140	8,982
Net assets:
Beginning of year	48,721	13,581	4,599
End of year	$12,543	$48,721	$13,581
Change in Shares outstanding:
Shares outstanding at beginning of year	3,777,700	2,335,000	1,768,800
Shares issued	-	1,442,700	566,200
Net increase in Shares	-	1,442,700	566,200
Shares outstanding at end of year	3,777,700	3,777,700	2,335,000

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 26, 2018 and commenced operations on December 6, 2018. In general, the Trust holds Zcash (“ZEC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEC. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of ZEC held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in ZEC, in accordance with the terms of the Trust Agreement.

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022, and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “ZCSH” and the CUSIP number for its Shares is 38963R105.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

The Trust only receives ZEC in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ZEC traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of ZEC received in connection with a creation order is recorded by the Trust at the fair value of ZEC at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in ZEC	$12,543	$12,543	$-	$-
December 31, 2021
Assets
Investment in ZEC	$48,721	$-	$48,721	$-

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2022, 2021 and 2020 the Trust held 331,807.24477048, 340,207.27644932 and 215,605.95449096 ZEC, respectively.

The Trust determined the fair value per ZEC to be $37.80, $143.21, and $62.99 on December 31, 2022, 2021 and 2020 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2019	167,471.17854202	$4,599
ZEC contributed	52,529.10141719	3,757
ZEC distributed for Sponsor’s Fee, related party	(4,394.32546825)	(252)
Net change in unrealized appreciation on investment in ZEC	-	6,081
Net realized loss on investment in ZEC	-	(604)
Balance at December 31, 2020	215,605.95449096	$13,581
ZEC contributed	132,687.71392083	14,396
ZEC distributed for Sponsor’s Fee, related party	(8,086.39196247)	(1,232)
Net change in unrealized appreciation on investment in ZEC	-	21,944
Net realized gain on investment in ZEC	-	32
Balance at December 31, 2021	340,207.27644932	$48,721
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,400.03167884)	(739)
Net change in unrealized depreciation on investment in ZEC	-	(34,944)
Net realized loss on investment in ZEC	-	(495)
Balance at December 31, 2022	331,807.24477048	$12,543

4. Creations and Redemptions of Shares

At December 31, 2022 and 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The number of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0878 and 0.0901 of one ZEC at December 31, 2022 and 2021, respectively. The decrease in the number of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2022, 2021, and 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 or 2021.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Genesis Global Holdco, LLC, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of December 31, 2022 and 2021, 871,994 and 722,209, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2022 and 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2022, 2021 and 2020.

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

For the years ended December 31, 2022, 2021 and 2020, the Trust incurred Sponsor’s Fees of $739,647, $1,231,976 and $251,904, respectively. As of December 31, 2022 and 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2022, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2022, DCG did not purchase any Shares of the Trust under this authorization.

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

To the extent a private key required to access a ZEC address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the ZEC controlled by the private key and the private key will not be capable of being restored by the Zcash Network. The processes by which ZEC transactions are settled are dependent on the peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of ZEC.

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2022

	Three Months Ended (unaudited)
	Mar-31, 2022	Jun-31, 2022	Sept-30, 2022	Dec-30, 2022	Year Ended Dec 30, 2022
Expenses
Sponsor’s Fee, related party	$277	$234	$131	$97	$739
Net investment loss	$(277)	$(234)	$(131)	$(97)	$(739)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(30)	(75)	(179)	(211)	(495)
Net change in unrealized appreciation (depreciation) on investment in ZEC	12,444	(42,670)	1,193	(5,911)	(34,944)
Net realized and unrealized gain (loss) on investment	12,414	(42,745)	1,014	(6,122)	(35,439)
Net increase (decrease) in net assets resulting from operations	$12,137	$(42,979)	$883	$(6,219)	$(36,178)

Fiscal Year Ended December 31, 2021

	Three Months Ended (unaudited)
	Mar-31, 2021	Jun-31, 2021	Sept-30, 2021	Dec-30, 2021	Year Ended Dec 30, 2021
Expenses
Sponsor’s Fee, related party	$216	$392	$263	$361	$1,232
Net investment loss	$(216)	$(392)	$(263)	$(361)	$(1,232)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investment in ZEC	(57)	90	(46)	45	32
Net change in unrealized appreciation (depreciation) on investment in ZEC	25,361	(9,093)	(7,184)	12,860	21,944
Net realized and unrealized gain (loss) on investment	25,304	(9,003)	(7,230)	12,905	21,976
Net increase (decrease) in net assets resulting from operations	$25,088	$(9,395)	$(7,493)	$12,544	$20,744

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$12.90	$5.82	$2.60
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.20)	(0.35)	(0.13)
Net realized and unrealized (loss) gain	(9.38)	7.43	3.35
Net (decrease) increase in net assets resulting from operations	(9.58)	7.08	3.22
Net asset value, end of year	$3.32	$12.90	$5.82
Total return	-74.26%	121.65%	123.85%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year.

10. Indemnifications

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

11. Subsequent Events

As of the close of business on February 23, 2023, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $47.58 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.