Form 10-Q
period 2023-03-31
Grayscale Zcash Trust (ZEC)
filed 2023-05-05
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56433

Grayscale Zcash Trust (ZEC)

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

Number of Shares of the registrant outstanding as of May 1, 2023: 3,777,700

Grayscale® Zcash Trust (ZEC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 26.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Zcash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2023	December 31, 2022
Assets:
Investment in ZEC, at fair value (cost $48,459 and $48,759 as of March 31, 2023 and December 31, 2022, respectively)	$12,910	$12,543
Total assets	$12,910	$12,543
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$12,910	$12,543
Net Assets consists of:
Paid-in-capital	53,626	53,626
Accumulated net investment loss	(3,143)	(3,057)
Accumulated net realized loss on investment in ZEC	(2,024)	(1,810)
Accumulated net change in unrealized depreciation on investment in ZEC	(35,549)	(36,216)
	$12,910	$12,543
Shares issued and outstanding, no par value (unlimited Shares authorized)	3,777,700	3,777,700
Net asset value per Share	$3.42	$3.32

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

March 31, 2023
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	329,768.07936631	$48,459	$12,910	100%
Net assets		$48,459	$12,910	100%

December 31, 2022
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	331,807.24477048	$48,759	$12,543	100%
Net assets		$48,759	$12,543	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	86	277
Net investment loss	(86)	(277)
Net realized and unrealized gain from:
Net realized loss on investment in ZEC	(214)	(30)
Net change in unrealized appreciation on investment in ZEC	667	12,444
Net realized and unrealized gain on investment	453	12,414
Net increase in net assets resulting from operations	$367	$12,137

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2023	2022
Increase in net assets from operations:
Net investment loss	$(86)	$(277)
Net realized loss on investment in ZEC	(214)	(30)
Net change in unrealized appreciation on investment in ZEC	667	12,444
Net increase in net assets resulting from operations	367	12,137
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets from operations and capital share transactions	367	12,137
Net assets:
Beginning of period	12,543	48,721
End of period	$12,910	$60,858
Change in Shares outstanding:
Shares outstanding at beginning of period	3,777,700	3,777,700
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	3,777,700	3,777,700

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM) and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investment in ZEC	$12,910	$12,910	$-	$-
December 31, 2022
Assets
Investment in ZEC	$12,543	$12,543	$-	$-

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2023 and December 31, 2022, the Trust held 329,768.07936631 and 331,807.24477048 ZEC, respectively.

The Trust determined the fair value per ZEC to be $39.15 and $37.80 on March 31, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2021	340,207.27644932	$48,721
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,400.03167884)	(739)
Net change in unrealized depreciation on investment in ZEC	-	(34,944)
Net realized loss on investment in ZEC	-	(495)
Balance at December 31, 2022	331,807.24477048	$12,543
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(2,039.16540417)	(86)
Net change in unrealized appreciation on investment in ZEC	-	667
Net realized loss on investment in ZEC	-	(214)
Balance at March 31, 2023	329,768.07936631	$12,910

4. Creations and Redemptions of Shares

At March 31, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The number of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0873 and 0.0878 of one ZEC at March 31, 2023 and December 31, 2022, respectively. The decrease in the number of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 or December 31, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of both March 31, 2023 and December 31, 2022, 875,407 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $85,466 and $276,862, respectively. As of March 31, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through March 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$3.32	$12.90
Net increase in net assets from investment operations:
Net investment loss	(0.02)	(0.07)
Net realized and unrealized gain	0.12	3.28
Net increase in net assets resulting from operations	0.10	3.21
Net asset value, end of period	$3.42	$16.11
Total return	3.01%	24.88%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on May 1, 2023, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $36.27 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended March 31,
	2023	2022
Net realized and unrealized gain on investment in ZEC	$453	$12,414
Net increase in net assets resulting from operations	$367	$12,137
Net assets	$12,910	$60,858

Net realized and unrealized gain on investment in ZEC for the three months ended March 31, 2023 was $453, which includes a realized loss of ($214) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEC of $667. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $37.80 per ZEC as of December 31, 2022, to $39.15 per ZEC as of March 31, 2023. Net increase in net assets resulting from operations was $367 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $86. Net assets increased to $12,910 at March 31, 2023, a 3% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,039 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the three months ended March 31, 2022 was $12,414, which includes a realized loss of ($30) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEC of $12,444. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $143.21 per ZEC as of December 31, 2021, to $179.99 per ZEC as of March 31, 2022. Net increase in net assets resulting from operations was $12,137 for the three months ended March 31, 2022, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $277. Net assets increased to $60,858 at March 31, 2022, a 25% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,091 ZEC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2023	2022
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	331,807	340,207
Creations	-	-
Sponsor’s Fee, related party	(2,039)	(2,091)
Closing balance	329,768	338,116
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	329,768	338,116
Number of Shares:
Opening balance	3,777,700	3,777,700
Creations	-	-
Closing balance	3,777,700	3,777,700

	As of March 31,
	2023	2022
Price of ZEC on principal market(1)	$39.15	$179.99
NAV per Share(2)	$3.42	$16.11
Index Price	$39.12	$180.10
Digital Asset Holdings per Share(3)	$3.41	$16.12

(1)
The Trust performed an assessment of the principal market at March 31, 2023 and 2022, and identified the principal market as Coinbase Pro.
(2)
As of March 31, 2023 and 2022 the NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2023 were Coinbase Pro, Binance.US, Kraken and Gemini. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2022 were Coinbase Pro, Binance.US and Kraken. Effective April 29, 2023, the Index Provider removed Binance.US from the Index due to the exchange failing the minimum liquidity requirement, and did not add any Constituent Exchanges as part of its scheduled quarterly review. See “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of March 31, 2023, the Trust had a net closing balance with a value of $12,900,527, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $12,910,421, based on the principal market (Coinbase Pro).

As of March 31, 2022, the Trust had a net closing balance with a value of $60,894,779, based on the Index Price (non-GAAP methodology). As of March 31, 2022, the Trust had a total market value of $60,857,587, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from October 24, 2017 to March 31, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

Movement in the Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Mar-18
Aug-18
Jan-19
Jun-19
Nov-19
Apr-20
Sep-20
Feb-21
Jul-21
Dec-21
May-22
Oct-22
Mar-23
1/10 of Index Price (non-GAAP)
Digital Asset Holdings per Share (non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Index Price from April 1, 2018 to March 31, 2023. During such period, the Index Price has ranged from $23.70 to $365.90, with the straight average being $97.15 through March 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$136.79	$358.79	5/18/2018	$45.75	2/6/2019	$58.76	$57.37
Twelve months ended March 31, 2020	$55.01	$114.16	6/26/2019	$23.70	3/16/2020	$31.38	$31.38
Twelve months ended March 31, 2021	$74.11	$178.79	2/19/2021	$30.06	4/1/2020	$154.40	$154.40
Twelve months ended March 31, 2022	$154.52	$365.90	5/12/2021	$85.19	1/27/2022	$180.10	$180.10
Twelve months ended March 31, 2023	$65.45	$193.13	4/1/2022	$31.48	3/11/2023	$39.12	$39.12
April 1, 2018 to March 31, 2023	$97.15	$365.90	5/12/2021	$23.70	3/16/2020	$39.12	$39.12

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from April 1, 2018 to March 31, 2023. During such period, the price of ZEC has ranged from $23.59 to $365.90, with the straight average being $97.20 through March 31, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2019	$136.94	$357.18	5/18/2018	$45.80	2/6/2019	$58.76	$57.90
Twelve months ended March 31, 2020	$55.07	$114.16	6/26/2019	$23.59	3/16/2020	$31.37	$31.37
Twelve months ended March 31, 2021	$74.12	$178.75	2/19/2021	$30.13	4/1/2020	$154.38	$154.38
Twelve months ended March 31, 2022	$154.54	$365.90	5/12/2021	$85.19	1/27/2022	$179.99	$179.99
Twelve months ended March 31, 2023	$65.48	$193.18	4/1/2022	$31.48	3/11/2023	$39.15	$39.15
April 1, 2018 to March 31, 2023	$97.20	$365.90	5/12/2021	$23.59	3/16/2020	$39.15	$39.15

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 18, 2021 to March 31, 2023.

ZCSH Premium/(Discount): ZCSH Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 18, 2021 to March 31, 2023.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

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

On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. Trial has not yet been set. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed its brief in support of its motion to dismiss the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. The DC Circuit Court of Appeals heard oral arguments in the case on March 7, 2023. As of the date of this Quarterly Report, the Sponsor’s petition remains pending and the Sponsor expects to receive a decision from the DC Circuit Court of Appeals by fall of 2023.

On March 6, 2023, Alameda Research, Ltd. filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda Research complaint. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2023:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2023 - January 31, 2023	-	$-	-	$8.0
February 1, 2023 - February 28, 2023	-	-	-	8.0
March 1, 2023 - March 31, 2023	-	-	-	8.0
Total	-	$-	-	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through May 1, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings” in our Annual Report.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

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

“Index Price”—The U.S. dollar value of an ZEC derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ZEC Index Price shall mean the Index Price as defined herein.

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

“Zcash Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Zcash Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Zcash Network. See “Item 1. Business—Overview of the ZEC Industry and Market” in our Annual Report.

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

Date: May 5, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.