Form 10-Q
period 2023-09-30
Grayscale Zcash Trust (ZEC)
filed 2023-11-03
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of Shares of the registrant outstanding as of October 30, 2023: 3,777,700

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	December 31, 2022
Assets:
Investment in ZEC, at fair value (cost $47,856 and $48,759 as of September 30, 2023 and December 31, 2022, respectively)	$8,842	$12,543
Total assets	$8,842	$12,543
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,842	$12,543
Net Assets consists of:
Paid-in-capital	53,626	53,626
Accumulated net investment loss	(3,269)	(3,057)
Accumulated net realized loss on investment in ZEC	(2,501)	(1,810)
Accumulated net change in unrealized depreciation on investment in ZEC	(39,014)	(36,216)
	$8,842	$12,543
Shares issued and outstanding, no par value (unlimited Shares authorized)	3,777,700	3,777,700
Net asset value per Share	$2.34	$3.32

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

September 30, 2023
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	325,660.34174878	$47,856	$8,842	100%
Net assets		$47,856	$8,842	100%

December 31, 2022
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	331,807.24477048	$48,759	$12,543	100%
Net assets		$48,759	$12,543	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	58	131	212	642
Net investment loss	(58)	(131)	(212)	(642)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEC	(244)	(179)	(691)	(284)
Net change in unrealized (depreciation) appreciation on investment in ZEC	(1,759)	1,193	(2,798)	(29,033)
Net realized and unrealized (loss) gain on investment	(2,003)	1,014	(3,489)	(29,317)
Net (decrease) increase in net assets resulting from operations	$(2,061)	$883	$(3,701)	$(29,959)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Decrease) increase in net assets from operations:
Net investment loss	$(58)	$(131)	$(212)	$(642)
Net realized loss on investment in ZEC	(244)	(179)	(691)	(284)
Net change in unrealized (depreciation) appreciation on investment in ZEC	(1,759)	1,193	(2,798)	(29,033)
Net (decrease) increase in net assets resulting from operations	(2,061)	883	(3,701)	(29,959)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(2,061)	883	(3,701)	(29,959)
Net assets:
Beginning of period	10,903	17,879	12,543	48,721
End of period	$8,842	$18,762	$8,842	$18,762
Change in Shares outstanding:
Shares outstanding at beginning of period	3,777,700	3,777,700	3,777,700	3,777,700
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	3,777,700	3,777,700	3,777,700	3,777,700

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in ZEC	$8,842	$8,842	$-	$-
December 31, 2022
Assets
Investment in ZEC	$12,543	$12,543	$-	$-

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023 and December 31, 2022, the Trust held 325,660.34174878 and 331,807.24477048 ZEC, respectively.

The Trust determined the fair value per ZEC to be $27.15 and $37.80 on September 30, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2021	340,207.27644932	$48,721
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,400.03167884)	(739)
Net change in unrealized depreciation on investment in ZEC	-	(34,944)
Net realized loss on investment in ZEC	-	(495)
Balance at December 31, 2022	331,807.24477048	$12,543
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(6,146.90302170)	(212)
Net change in unrealized depreciation on investment in ZEC	-	(2,798)
Net realized loss on investment in ZEC	-	(691)
Balance at September 30, 2023	325,660.34174878	$8,842

4. Creations and Redemptions of Shares

At September 30, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The number of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0862 and 0.0878 of one ZEC at September 30, 2023 and December 31, 2022, respectively. The decrease in the number of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or December 31, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of September 30, 2023 and December 31, 2022, 875,407 and 871,994 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $57,483 and $131,597, respectively. For the nine months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $211,577 and $642,172, respectively. As of September 30, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay

Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $2 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$2.89	$4.73	$3.32	$12.90
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.02)	(0.03)	(0.06)	(0.17)
Net realized and unrealized (loss) gain	(0.53)	0.27	(0.92)	(7.76)
Net (decrease) increase in net assets resulting from operations	(0.55)	0.24	(0.98)	(7.93)
Net asset value, end of period	$2.34	$4.97	$2.34	$4.97
Total return	-19.03%	5.07%	-29.52%	-61.47%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on October 30, 2023, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $28.23 per ZEC.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized and unrealized (loss) gain on investment in ZEC	$(2,003)	$1,014	$(3,489)	$(29,317)
Net (decrease) increase in net assets resulting from operations	$(2,061)	$883	$(3,701)	$(29,959)
Net assets	$8,842	$18,762	$8,842	$18,762

Net realized and unrealized loss on investment in ZEC for the three months ended September 30, 2023 was ($2,003), which includes a realized loss of ($244) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($1,759). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $33.27 per ZEC as of June 30, 2023, to $27.15 per ZEC as of September 30, 2023. Net decrease in net assets resulting from operations was ($2,061) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $58. Net assets decreased to $8,842 at September 30, 2023, a 19% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 2,059 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the three months ended September 30, 2022 was $1,014, which includes a realized loss of ($179) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEC of $1,193. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $53.21 per ZEC as of June 30, 2022, to $56.19 per ZEC as of September 30, 2022. Net increase in net assets resulting from operations was $883 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $131. Net assets increased to $18,762 at September 30, 2022, a 5% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,111 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the nine months ended September 30, 2023 was ($3,489), which includes a realized loss of ($691) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in

ZEC of ($2,798). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $37.80 per ZEC as of December 31, 2022, to $27.15 per ZEC as of September 30, 2023. Net decrease in net assets resulting from operations was ($3,701) for the nine months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $212. Net assets decreased to $8,842 at September 30, 2023, a 30% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 6,147 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the nine months ended September 30, 2022 was ($29,317), which includes a realized loss of ($284) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($29,033). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $143.21 per ZEC as of December 31, 2021, to $56.19 per ZEC as of September 30, 2022. Net decrease in net assets resulting from operations was ($29,959) for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $642. Net assets decreased to $18,762 at September 30, 2022, a 61% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 6,302 ZEC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	327,719	336,016	331,807	340,207
Creations	-	-	-	-
Sponsor’s Fee, related party	(2,059)	(2,111)	(6,147)	(6,302)
Closing balance	325,660	333,905	325,660	333,905
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	325,660	333,905	325,660	333,905
Number of Shares:
Opening balance	3,777,700	3,777,700	3,777,700	3,777,700
Creations	-	-	-	-
Closing balance	3,777,700	3,777,700	3,777,700	3,777,700

	As of September 30,
	2023	2022
Price of ZEC on principal market(1)	$27.15	$56.19
NAV per Share(2)	$2.34	$4.97
Index Price	$27.16	$56.20
Digital Asset Holdings per Share(3)	$2.34	$4.97

(1)
The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase.
(2)
As of September 30, 2023 and 2022 the NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of September 30, 2023 were Coinbase, Kraken and Gemini. The Digital Asset Exchanges included in the Index as of September 30, 2022 were Coinbase, Binance.US and Kraken. See “Item 1. Business—Valuation of ZEC and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2023, the Trust had a net closing balance with a value of $8,844,935, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $8,841,678, based on the principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $18,765,447, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $18,762,108, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from October 24, 2017 to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2018 to September 30, 2023. During such period, the Index Price has ranged from $23.70 to $365.90, with the straight average being $80.22 through September 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$71.48	$133.91	11/12/2018	$32.22	9/24/2019	$38.63	$38.63
Twelve months ended September 30, 2020	$48.80	$99.10	8/6/2020	$23.70	3/16/2020	$61.09	$61.09
Twelve months ended September 30, 2021	$125.08	$365.90	5/12/2021	$52.82	11/3/2020	$105.93	$105.93
Twelve months ended September 30, 2022	$118.41	$295.19	11/25/2021	$52.71	7/13/2022	$56.20	$56.20
Twelve months ended September 30, 2023	$37.42	$56.80	10/4/2022	$24.07	9/11/2023	$27.16	$26.98
October 1, 2018 to September 30, 2023	$80.22	$365.90	5/12/2021	$23.70	3/16/2020	$27.16	$26.98

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of ZEC has ranged from $23.59 to $365.90, with the straight average being $80.25 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$71.56	$134.33	11/12/2018	$34.55	9/24/2019	$38.57	$38.57
Twelve months ended September 30, 2020	$48.82	$99.00	8/6/2020	$23.59	3/16/2020	$61.10	$61.10
Twelve months ended September 30, 2021	$125.09	$365.90	5/12/2021	$53.10	11/3/2020	$105.67	$105.67
Twelve months ended September 30, 2022	$118.44	$296.04	11/25/2021	$52.71	7/13/2022	$56.19	$56.19
Twelve months ended September 30, 2023	$37.43	$56.80	10/4/2022	$24.07	9/11/2023	$27.15	$26.95
October 1, 2018 to September 30, 2023	$80.25	$365.90	5/12/2021	$23.59	3/16/2020	$27.15	$26.95

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 18, 2021 to September 30, 2023.

ZCSH Premium/(Discount): ZCSH Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 18, 2021 to September 30, 2023.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$8.0
August 1, 2023, 2023 - August 31, 2023	-	-	-	8.0
September 1, 2023 - September 30, 2023	-	-	-	8.0
Total	-	$-	-	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $2 million worth of Shares of the Trust. From July 1, 2022 through October 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.