Form 10-Q
period 2024-03-31
Grayscale Zcash Trust (ZEC)
filed 2024-05-03
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of Shares of the registrant outstanding as of April 30, 2024: 4,216,600

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Zcash (“ZEC”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	December 31, 2023
Assets:
Investment in ZEC, at fair value (cost $47,423 and $47,555 as of March 31, 2024 and December 31, 2023, respectively)	$9,971	$8,961
Total assets	$9,971	$8,961
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$9,971	$8,961
Net Assets consists of:
Paid-in-capital	53,789	53,626
Accumulated net investment loss	(3,379)	(3,327)
Accumulated net realized loss on investment in ZEC	(2,987)	(2,744)
Accumulated net change in unrealized depreciation on investment in ZEC	(37,452)	(38,594)
	$9,971	$8,961
Shares issued and outstanding, no par value (unlimited Shares authorized)	3,838,700	3,777,700
Principal market net asset value per Share	$2.60	$2.37

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

March 31, 2024
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	326,802.39956212	$47,423	$9,971	100%
Net assets		$47,423	$9,971	100%

December 31, 2023
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	323,614.61762737	$47,555	$8,961	100%
Net assets		$47,555	$8,961	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	52	86
Net investment loss	(52)	(86)
Net realized and unrealized gain from:
Net realized loss on investment in ZEC	(243)	(214)
Net change in unrealized appreciation on investment in ZEC	1,142	667
Net realized and unrealized gain on investment	899	453
Net increase in net assets resulting from operations	$847	$367

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2024	2023
Increase in net assets from operations:
Net investment loss	$(52)	$(86)
Net realized loss on investment in ZEC	(243)	(214)
Net change in unrealized appreciation on investment in ZEC	1,142	667
Net increase in net assets resulting from operations	847	367
Increase in net assets from capital share transactions:
Shares issued	163	-
Net increase in net assets resulting from capital share transactions	163	-
Total increase in net assets from operations and capital share transactions	1,010	367
Net assets:
Beginning of period	8,961	12,543
End of period	$9,971	$12,910
Change in Shares outstanding:
Shares outstanding at beginning of period	3,777,700	3,777,700
Shares issued	61,000	-
Net increase in Shares	61,000	-
Shares outstanding at end of period	3,838,700	3,777,700

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM) and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

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

The Trust only receives ZEC in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in ZEC	$9,971	$9,971	$-	$-
December 31, 2023
Assets
Investment in ZEC	$8,961	$8,961	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and December 31, 2023, the Trust held 326,802.39956212 and 323,614.61762737 ZEC, respectively.

The Trust determined the fair value per ZEC to be $30.51 and $27.69 on March 31, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2022	331,807.24477048	$12,543
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,192.62714311)	(270)
Net change in unrealized depreciation on investment in ZEC	-	(2,378)
Net realized loss on investment in ZEC	-	(934)
Balance at December 31, 2023	323,614.61762737	$8,961
ZEC contributed	5,200.43417876	163
ZEC distributed for Sponsor’s Fee, related party	(2,012.65224401)	(52)
Net change in unrealized appreciation on investment in ZEC	-	1,142
Net realized loss on investment in ZEC	-	(243)
Balance at March 31, 2024	326,802.39956212	$9,971

4. Creations and Redemptions of Shares

At March 31, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0851 and 0.0857 of one ZEC at March 31, 2024 and December 31, 2023, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

The cost basis of investments in ZEC recorded by the Trust is the fair value of ZEC, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or ZEC.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or December 31, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and December 31, 2023, 855,943 and 875,407 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $52,305 and $85,466, respectively. As of March 31, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $8 million worth of Shares of the Trust. From July 1, 2022 through March 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEC. Investing in ZEC is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of ZEC held by the Trust, and fluctuations in the price of ZEC could materially and adversely affect an investment in the Shares of the Trust. The price of ZEC has a limited history. During such history, ZEC prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEC, including, but not limited to, global ZEC supply and demand, theft of ZEC from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The ZEC held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific ZEC. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$2.37	$3.32
Net increase in net assets from investment operations:
Net investment loss	(0.01)	(0.02)
Net realized and unrealized gain	0.24	0.12
Net increase in net assets resulting from operations	0.23	0.10
Principal market net asset value, end of period	$2.60	$3.42
Total return	9.70%	3.01%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

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

10. Subsequent Events

As of the close of business on April 30, 2024, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $20.67 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Trust only receives ZEC in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended March 31,
	2024	2023
Net realized and unrealized gain on investment in ZEC	$899	$453
Net increase in net assets resulting from operations	$847	$367
Net assets(1)	$9,971	$12,910
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the three months ended March 31, 2024 was $899, which includes a realized loss of ($243) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEC of $1,142. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $27.69 per ZEC as of December 31, 2023, to $30.51 per ZEC as of March 31, 2024. Net increase in net assets resulting from operations was $847 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $52. Net assets increased to $9,971 at March 31, 2024, an 11% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 5,200 ZEC with a value of $163 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,013 ZEC to pay the foregoing Sponsor’s Fee.

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

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ZEC, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of ZEC, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ZEC. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,
	2024	2023
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	323,615	331,807
Creations	5,200	-
Sponsor’s Fee, related party	(2,013)	(2,039)
Closing balance	326,802	329,768
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	326,802	329,768
Number of Shares:
Opening balance	3,777,700	3,777,700
Creations	61,000	-
Closing balance	3,838,700	3,777,700

	As of March 31,
	2024	2023
Price of ZEC on principal market(1)	$30.51	$39.15
Principal Market NAV per Share(2)	$2.60	$3.42
Index Price	$30.52	$39.12
NAV per Share(3)	$2.60	$3.41

(1)
The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of March 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Kraken and Gemini. The Digital Asset Trading Platforms included in the Index as of March 31, 2023 were Coinbase, Binance.US, Kraken and Gemini. See “Item 1. Business—Valuation of ZEC and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes, the Trust reflects creations and the ZEC receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of ZEC is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of March 31, 2024, the Trust had a net closing balance with a value of $9,974,009, based on the Index Price (non-GAAP methodology). As of March 31, 2024, the Trust had a total market value of $9,970,741, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

As of March 31, 2023, the Trust had a net closing balance with a value of $12,900,527, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $12,910,421, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Jan-18
Mar-18
Jun-18
Aug-18
Nov-18
Jan-19
Apr-19
Jun-19
Aug-19
Nov-19
Jan-20
Apr-20
Jun-20
Sep-20
Nov-20
Feb-21
Apr-21
Jul-21
Sep-21
Dec-21
Feb-22
May-22
Jul-22
Sep-22
Dec-22
Feb-23
May-23
Jul-23
Oct-23
Dec-23
Mar-24
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from April 1, 2019 to March 31, 2024. During such period, the Index Price has ranged from $18.98 to $365.90, with the straight average being $75.58 through March 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$55.01	$114.16	6/26/2019	$23.70	3/16/2020	$31.38	$31.38
Twelve months ended March 31, 2021	$74.11	$178.79	2/19/2021	$30.06	4/1/2020	$154.40	$154.40
Twelve months ended March 31, 2022	$154.52	$365.90	5/12/2021	$85.19	1/27/2022	$180.10	$180.10
Twelve months ended March 31, 2023	$65.45	$193.13	4/1/2022	$31.48	3/11/2023	$39.12	$39.12
Twelve months ended March 31, 2024	$29.01	$42.71	4/16/2023	$18.98	1/9/2024	$30.52	$30.90
April 1, 2019 to March 31, 2024	$75.58	$365.90	5/12/2021	$18.98	1/9/2024	$30.52	$30.90

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of ZEC has ranged from $19.00 to $365.90, with the straight average being $75.61 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$55.07	$114.16	6/26/2019	$23.59	3/16/2020	$31.37	$31.37
Twelve months ended March 31, 2021	$74.12	$178.75	2/19/2021	$30.13	4/1/2020	$154.38	$154.38
Twelve months ended March 31, 2022	$154.54	$365.90	5/12/2021	$85.19	1/27/2022	$179.99	$179.99
Twelve months ended March 31, 2023	$65.48	$193.18	4/1/2022	$31.48	3/11/2023	$39.15	$39.15
Twelve months ended March 31, 2024	$29.01	$42.71	4/16/2023	$19.00	1/9/2024	$30.51	$30.90
April 1, 2019 to March 31, 2024	$75.61	$365.90	5/12/2021	$19.00	1/9/2024	$30.51	$30.90

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to March 31, 2024.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to March 31, 2024.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024 - January 31, 2024	-	$-	-	$8.0
February 1, 2024 - February 29, 2024	-	-	-	8.0
March 1, 2024 - March 31, 2024	-	-	-	8.0
Total	-	$-	-	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $8 million worth of Shares of the Trust. From July 1, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Since the sales reported on the most recently filed Annual Report on Form 10-K by Grayscale Zcash Trust (ZEC) (the “Trust”), the Trust issued 438,900 Shares at varying prices determined by reference to its NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder for an aggregate of 37,325.11030149 ZEC representing $941,294. Grayscale Securities, LLC (“Grayscale Securities”) acted as the Authorized Participant with respect to these distributions. As a result, there are 4,216,600 Shares issued and outstanding as of April 30, 2024.

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Grayscale Securities, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Grayscale Securities with respect to such sales.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the amount of ZEC required as of such trade date for each Creation Basket, as determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell ZEC based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of ZEC, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

“Index Price”—The U.S. dollar value of an ZEC derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ZEC Index Price shall mean the Index Price as defined herein.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEC Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term ZEC Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 3, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.