Form 10-Q
period 2024-09-30
Grayscale Zcash Trust (ZEC)
filed 2024-11-01
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of October 28, 2024: 4,623,700

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	December 31, 2023
Assets:
Investment in ZEC, at fair value (cost $48,289 and $47,555 as of September 30, 2024 and December 31, 2023, respectively)	$10,769	$8,961
Total assets	$10,769	$8,961
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$10,769	$8,961
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,568,000	3,777,700
Principal market net asset value per Share	$2.36	$2.37

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

September 30, 2024
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	384,059.30599554	$48,289	$10,769	100%
Net assets		$48,289	$10,769	100%

December 31, 2023
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	323,614.61762737	$47,555	$8,961	100%
Net assets		$47,555	$8,961	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	75	58	180	212
Net investment loss	(75)	(58)	(180)	(212)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(228)	(244)	(717)	(691)
Net change in unrealized depreciation on investment in ZEC	3,082	(1,759)	1,074	(2,798)
Net realized and unrealized gain (loss) on investment	2,854	(2,003)	357	(3,489)
Net increase (decrease) in net assets resulting from operations	$2,779	$(2,061)	$177	$(3,701)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(75)	$(58)	$(180)	$(212)
Net realized loss on investment in ZEC	(228)	(244)	(717)	(691)
Net change in unrealized depreciation on investment in ZEC	3,082	(1,759)	1,074	(2,798)
Net increase (decrease) in net assets resulting from operations	2,779	(2,061)	177	(3,701)
Increase in net assets from capital share transactions:
Shares issued	150	-	1,631	-
Net increase in net assets resulting from capital share transactions	150	-	1,631	-
Total increase (decrease) in net assets from operations and capital share transactions	2,929	(2,061)	1,808	(3,701)
Net assets:
Beginning of period	7,840	10,903	8,961	12,543
End of period	$10,769	$8,842	$10,769	$8,842
Change in Shares outstanding:
Shares outstanding at beginning of period	4,513,600	3,777,700	3,777,700	3,777,700
Shares issued	54,400	-	790,300	-
Net increase in Shares	54,400	-	790,300	-
Shares outstanding at end of period	4,568,000	3,777,700	4,568,000	3,777,700

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM) and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Mini Trust (ETH), and Grayscale Bitcoin Mini Trust (BTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in ZEC, including receiving ZEC for the creation of Shares and delivering ZEC for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in ZEC	$10,769	$10,769	$-	$-
December 31, 2023
Assets
Investment in ZEC	$8,961	$8,961	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2024 and December 31, 2023, the Trust held 384,059.30599554 and 323,614.61762737 ZEC, respectively.

The Trust determined the fair value per ZEC to be $28.04 and $27.69 on September 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2022	331,807.24477048	$12,543
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,192.62714311)	(270)
Net change in unrealized depreciation on investment in ZEC	-	(2,378)
Net realized loss on investment in ZEC	-	(934)
Balance at December 31, 2023	323,614.61762737	$8,961
ZEC contributed	67,080.41057945	1,631
ZEC distributed for Sponsor’s Fee, related party	(6,635.72221128)	(180)
Net change in unrealized depreciation on investment in ZEC	-	1,074
Net realized loss on investment in ZEC	-	(717)
Balance at September 30, 2024	384,059.30599554	$10,769

4. Creations and Redemptions of Shares

At September 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0841 and 0.0857 of one ZEC at September 30, 2024 and December 31, 2023, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or December 31, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2024: DCG, Grayscale and Grayscale Securities. As of September 30, 2024 and December 31, 2023, 775,711 and 875,407 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution during the three months ended September 30, 2024, and has therefore been removed from the list of related parties.

The Sponsor’s indirect parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $75,473 and $57,483, respectively. For the nine months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $180,344 and $211,577, respectively. As of September 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly accepted that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$1.74	$2.89	$2.37	$3.32
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	(0.02)	(0.04)	(0.06)
Net realized and unrealized gain (loss)	0.64	(0.53)	0.03	(0.92)
Net increase (decrease) in net assets resulting from operations	0.62	(0.55)	(0.01)	(0.98)
Principal market net asset value, end of period	$2.36	$2.34	$2.36	$2.34
Total return	35.63%	-19.03%	-0.42%	-29.52%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on October 28, 2024, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $38.19 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

15

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment in ZEC	$2,854	$(2,003)	$357	$(3,489)
Net increase (decrease) in net assets resulting from operations	$2,779	$(2,061)	$177	$(3,701)
Net assets(1)	$10,769	$8,842	$10,769	$8,842
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the three months ended September 30, 2024 was $2,854, which includes a realized loss of ($228) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $3,082. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $20.53 per ZEC as of June 30, 2024, to $28.04 per ZEC as of September 30, 2024. Net increase in net assets resulting from operations was $2,779 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $75. Net assets increased to $10,769 at September 30, 2024, a 37% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 4,582 ZEC with a value of $150 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,401 ZEC to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized gain on investment in ZEC for the nine months ended September 30, 2024 was $357, which includes a realized loss of ($717) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $1,074. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $27.69 per ZEC as of December 31, 2023, to $28.04 per ZEC as of September 30, 2024. Net increase in net assets resulting from operations was $177 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $180. Net assets increased to $10,769 at September 30, 2024, a 20% increase for the nine-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 67,080 ZEC with a value of $1,631 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 6,636 ZEC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	381,878	327,719	323,615	331,807
Creations	4,582	-	67,080	-
Sponsor’s Fee, related party	(2,401)	(2,059)	(6,636)	(6,147)
Closing balance	384,059	325,660	384,059	325,660
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	384,059	325,660	384,059	325,660
Number of Shares:
Opening balance	4,513,600	3,777,700	3,777,700	3,777,700
Creations	54,400	-	790,300	-
Closing balance	4,568,000	3,777,700	4,568,000	3,777,700

	As of September 30,
	2024	2023
Price of ZEC on principal market(1)	$28.04	$27.15
Principal Market NAV per Share(2)	$2.36	$2.34
Index Price	$28.05	$27.16
NAV per Share(3)	$2.36	$2.34

(1)
The Trust performed an assessment of the principal market at September 30, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of September 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Kraken, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of September 30, 2023 were Coinbase, Kraken, and Gemini. See “Item 1. Business—Valuation of ZEC and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of September 30, 2024, the Trust had a net closing balance with a value of $10,772,864, based on the Index Price (non-GAAP methodology). As of September 30, 2024, the Trust had a total market value of $10,769,023, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

As of September 30, 2023, the Trust had a net closing balance with a value of $8,844,935, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $8,841,678, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 to September 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Jan-18
Apr-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2019 to September 30, 2024. During such period, the Index Price has ranged from $18.14 to $365.90, with the straight average being $71.40 through September 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$48.80	$99.10	8/6/2020	$23.70	3/16/2020	$61.09	$61.09
Twelve months ended September 30, 2021	$125.08	$365.90	5/12/2021	$52.82	11/3/2020	$105.93	$105.93
Twelve months ended September 30, 2022	$118.41	$295.19	11/25/2021	$52.71	7/13/2022	$56.20	$56.20
Twelve months ended September 30, 2023	$37.42	$56.80	10/4/2022	$24.07	9/11/2023	$27.16	$26.98
Twelve months ended September 30, 2024	$27.46	$44.15	8/17/2024	$18.14	7/5/2024	$28.05	$28.05
October 1, 2019 to September 30, 2024	$71.40	$365.90	5/12/2021	$18.14	7/5/2024	$28.05	$28.05

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from October 1, 2019 to September 30, 2024. During such period, the price of ZEC has ranged from $18.13 to $365.90, with the straight average being $71.41 through September 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$48.82	$99.00	8/6/2020	$23.59	3/16/2020	$61.10	$61.10
Twelve months ended September 30, 2021	$125.09	$365.90	5/12/2021	$53.10	11/3/2020	$105.67	$105.67
Twelve months ended September 30, 2022	$118.44	$296.04	11/25/2021	$52.71	7/13/2022	$56.19	$56.19
Twelve months ended September 30, 2023	$37.43	$56.80	10/4/2022	$24.07	9/11/2023	$27.15	$26.95
Twelve months ended September 30, 2024	$27.46	$44.07	8/17/2024	$18.13	7/5/2024	$28.04	$28.04
October 1, 2019 to September 30, 2024	$71.41	$365.90	5/12/2021	$18.13	7/5/2024	$28.04	$28.04

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to September 30, 2024.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to September 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$8.0
August 1, 2024 - August 31, 2024	-	-	-	8.0
September 1, 2024 - September 30, 2024	-	-	-	8.0
Total	-	$-	-	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through October 28, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEC Holdings shall mean the NAV as defined herein.

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

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

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

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

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

Grayscale Investments, LLC as Sponsor of Grayscale Zcash Trust (ZEC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 1, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.