Form 10-K
period 2024-12-31
Grayscale Zcash Trust (ZEC)
filed 2025-03-07
CIK 1720265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56433

Grayscale Zcash Trust (ZEC)

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2024 as reported by the OTC Markets Group Inc. on that date: $16,669,591

Number of Shares of the registrant outstanding as of March 3, 2025: 4,724,600

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including ZEC, have experienced in recent periods and may continue to experience, which could cause the value of the Shares to be volatile and/or have a material adverse effect on the value of the Shares;
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
•
the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
competition from the emergence or growth of other digital assets could have a negative impact on the price of ZEC and adversely affect the value of the Shares;

•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEC and to the operations of the Trust;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 102.

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

The Trust’s purpose is to hold Zcash (“ZEC”). Zcash, an alternative software implementation of Bitcoin, was created in 2016 by a group of scientists, cryptographers, and engineers. Although Zcash is similar to Bitcoin, there are several key differences between the Zcash Network and the Bitcoin Network. The fundamental difference between Bitcoin and Zcash is that Zcash offers selective privacy-preserving features as described below. In addition, Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. In contrast, Zcash employs the Equihash algorithm. The Equihash algorithm relies on different technology than the SHA-256 algorithm and does not require miners to have access to ASICs, which is expensive, and therefore results in less centralized mining hash power. Zcash has a current block size of 2MB compared to 1MB on the Bitcoin Network. Zcash blocks are generated every 1.3 minutes, which is approximately 8 times faster than Bitcoin’s block production. Due to a similar monetary supply curve to Bitcoin, Zcash halvings also take place approximately every four years, occurring every 210,000 blocks. Zcash’s mining difficulty is lower than Bitcoin’s, making it easier to mine blocks and earn rewards. Additionally, Zcash and Bitcoin both have a maximum supply of 21 million coins. As of December 31, 2024, Zcash had a circulating supply of 16.3 million coins which is less than Bitcoin’s current circulating supply of 19.8 million coins. As of December 31, 2024, the 24-hour trading volume of Zcash and Bitcoin were approximately $29.4 million and $17.7 billion, respectively. As of December 31, 2024, the aggregate market value of Zcash was $916.4 million as compared to the $1,850.3 billion aggregate value of Bitcoin. As of December 31, 2024, ZEC was the 104th largest digital asset by market capitalization as tracked by CoinMarketCap.com.

The Zcash Network is one of a number of projects intended to enhance blockchain technology. The Zcash Network’s primary enhancement of the blockchain was to add additional layers of privacy to traditional blockchain infrastructure so that users can make transactions that selectively disclose details related to those transactions. ZEC accomplishes this privacy preservation by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result is a private transaction known as a “shielded” transaction, which is distinct from a public transaction on the Zcash Network, known as an “unshielded” transaction. From the inception of the Zcash Network through December 31, 2024, approximately 45% of Zcash transactions have been unshielded, 45% involved one party utilizing a shielded address, and 10% involved both parties utilizing a shielded address. ZEC’s primary advantage over other digital assets, its use in private on-chain transactions, has not been widely adopted even in the context of Zcash transactions. See “—Overview of the ZEC Industry and Market” for additional information on Zcash Network’s selective privacy-preserving features and recent upgrades.

As of December 31, 2024, the Trust holds approximately 2.4% of the ZEC in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Zcash Network. As a decentralized digital asset network, the Zcash Network consists of several stakeholders, including core developers of ZEC, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEC confers no such rights.

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

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust (the “Sponsor”). As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Sponsors of the Trust. On January 3, 2025 GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS shall be the sole remaining Sponsor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

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

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the amount of ZEC required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of a ZEC calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Trading Platforms that are reflected in the CoinDesk Zcash Price Index (ZCX) (the “Index”) on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

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

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ZEC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial.

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in a private placement. The value of the Shares may not reflect the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in a private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEC price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading ZEC. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 18, 2021 to December 31, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 240%, the average premium was 72%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 55%, and the average discount was 22%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 18, 2021 and December 31, 2024, has been quoted at a discount on 482 days. As of December 31, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 22% to the Trust’s NAV per Share. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

Shares purchased in a private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell the Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, the minimum holding period for Shares purchased in a private placement is six months.

The Trust’s ZEC are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of ZEC based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to February 23, 2024, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities, calculated in the manner set forth under “—Valuation of ZEC and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

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

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2024, each Share represented approximately 0.0835 ZEC. The logistics of accepting, transferring and safekeeping of ZEC are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Minimal Credit Risk. The Shares represent an interest in actual ZEC owned by the Trust. The Trust’s ZEC are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps, futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
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

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of ZEC.

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

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider (as defined below in “—Service Providers of the Trust—Authorized Participants”), or one or more of their affiliates. In either case, the Sponsor expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant or Liquidity Provider considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Trading Platform or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset Trading Platforms or other venues that it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Zcash Network is one of a number of projects intended to enhance blockchain technology. The Zcash Network’s primary enhancement of the blockchain was to add additional layers of privacy to traditional blockchain infrastructure so that users can make transactions that selectively discloses details related to those transactions. ZEC accomplishes this privacy preservation by using zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result is a private transaction known as a “shielded” transaction. From the inception of the Zcash Network through December 31, 2024, approximately 45% of Zcash transactions have been unshielded, 45% involved one party utilizing a shielded address, and 10% involved both parties utilizing a shielded address. On October 29, 2018, a Zcash Network upgrade called “Sapling” was activated. The purpose of Sapling was to improve the performance and functionality of shielded transactions to increase mobile, exchange and vendor adoption of shielded transactions and thus the Zcash Network’s overall privacy. The Sapling upgrade also removed a potential vulnerability, inadvertently created during the creation of Zcash, which allowed those charged with creating “shielded pools,” a term used to refer to groups of addresses capable of utilizing privacy-preserving features, to mint new ZEC without being detected. More recently, on May 31, 2022, the Electric Coin Company announced the activation of the NU5 upgrade. This upgrade implements Halo, a type of cryptography technology invented by the Electric Coin Company, to remove the need for complex generation ceremonies and is intended to further the development of zero-knowledge proof cryptography.

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

Although Zcash is thus very similar to Bitcoin, there are several key differences between the Zcash Network and the Bitcoin network. These differences include a block generation time of approximately 1.3 minutes for ZEC, as compared to 10 minutes for Bitcoin. Like Bitcoin, Zcash has a cap on the number of coins that will be created of 21 million. However, although all ZEC is mined, the Zcash code is designed such that, of the 21 million ZEC to be mined, 2.1 million ZEC are automatically allocated to the founders, employees and advisers of ECC, as well as to certain investors in ECC. This allocation is called the “Founders’ Reward.” To effect this, the Zcash code provides that for the first four years of ZEC’s existence, 80% of newly created ZEC went to miners, while 20% of newly created ZEC was allocated to the Founders’ Reward. After the first four years, the Founders’ Reward would be fully paid, and 100% of newly created ZEC would go to miners. The result was that 10% of ZEC’s fully diluted supply was automatically distributed to holders who themselves were not responsible for its mining.

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

The Zcash Network is decentralized in that it does not require governmental authorities, financial institution intermediaries or others, including ECC, to create, transmit or determine the value of ZEC. Rather, ZEC is created and allocated by the Zcash Network protocol through a “mining” process. Although ECC does not control the Zcash Network, it monitors the development of the Zcash Network and offers updates to the ZEC protocol which the public may choose to implement or ignore. ECC does not sell, exchange, transmit or retain custody of ZEC for consumers or the public at large. The value of ZEC is determined by the supply of and demand for ZEC on the Digital Asset Trading Platforms or in private end-user-to-end-user transactions.

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

Each Zcash Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive ZEC, the ZEC recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s private key with the private key of the address from where the payor is transferring the ZEC. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the ZEC contained in the associated address. Likewise, ZEC is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ZEC, a user’s Zcash Network software program must validate the transaction with the associated private key. The resulting digitally validated transaction is sent by the user’s Zcash Network software program to the Zcash Network to allow transaction confirmation.

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

Mining Process

The Zcash Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. As of December 31, 2024, every 1.3 minutes, on average, a new block is added to the Zcash Blockchain with the latest transactions processed by the network and the computer that generated this block will be rewarded 3.125 newly minted ZEC. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time rewards are expected to be proportionate to the computational power of each machine.

The process by which ZEC is “mined” results in new blocks being added to the Zcash Blockchain and new ZEC tokens being issued to the miners. Computers on the Zcash Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Zcash Blockchain and thereby confirm ZEC transactions included in that block’s data.

To begin mining, a user can download and run Zcash Network mining software, which turns the user’s computer into a “node” on the Zcash Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of ZEC to the miner who added the new block. Each unique block can be solved and added to the Zcash Blockchain by only one miner. Therefore, all individual miners and mining pools on the Zcash Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Zcash Network and its processing power increases, the Zcash Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Zcash Blockchain approximately every 1.3 minutes. A miner’s proposed block is added to the Zcash Blockchain once a majority of the nodes on the Zcash Network confirms the miner’s work. Miners that are successful in adding a block to the Zcash Blockchain are automatically rewarded ZEC for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new ZEC enter into circulation to the public.

Limits on ZEC Supply

The Zcash Network is structured to allow a maximum of 21 million ZEC to be created, which are mined over time with the creation of each new block. Currently, one ZEC is created every 1.3 minutes, on average. During the first four years of ZEC’s existence, 80% of newly created ZEC was distributed to miners, while 20% of newly created ZEC was allocated to the founders, employees and advisers of ECC, as well as to certain investors in ECC. This allocation is called the “Founders’ Reward.” Every four years, the rate of ZEC being created will halve, just as it does for Bitcoin. The end result is that there will ultimately be 21 million ZEC in existence, and 10% of it, or 2.1 million, will have been distributed to the Founders’ Reward. As of November 2020, the Zcash community voted to approve extending the Founders’ Reward for four more years until the next halving.

As of December 31, 2024, approximately 16.3 million ZEC were outstanding, and estimates of when the 21 million ZEC limitation will be reached range from at or near the year 2035.

Modifications to the ZEC Protocol

Although the Zcash Network is an open-source project, historically ECC has supported the development of ZEC. ECC is able to access, and can alter, the Zcash Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Zcash Network’s source code.

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

The release of updates to the Zcash Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Zcash source code by downloading the proposed modification of the Zcash Network’s source code. A modification of the Zcash Network’s source code is effective only with respect to the Zcash users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the Zcash Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Zcash Network only if accepted by participants collectively having most of the processing power on the Zcash Network.

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

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets. Any similar attacks on the Zcash Network that impact the ability to transfer ZEC could have a material adverse effect on the price of ZEC and the value of the Shares.

Because ZEC is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind Zcash announced that it discovered a vulnerability in its zk-SNARK implementation on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the original protocol implementation to create extra code elements in the zero-knowledge proof cryptography, which would create fake ZEC on the Zcash network without being detected. Although the privacy features prevent one from being certain no ZEC or ZEN were counterfeited, the team behind Zcash found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated. For additional information see “—Overview of the ZEC Industry and Market” and “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The cryptography used to enhance the privacy of transactions on the Zcash Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEC may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEC and the value of the Shares.”

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ZEC transactions through the direct sending of ZEC over the Zcash Network. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, ZEC has not yet been accepted in the same manner because ZEC has a slightly different purpose than Bitcoin. ZEC’s primary purpose is its use in privacy-preserving transactions on the Zcash Network. In the year ended December 31, 2024, the Zcash Network facilitated publicly-visible daily transaction values between approximately $5.9 million and approximately $233.9 million, though by design shielded transactions are not publicly-visible on the Zcash Network and the total value of daily transactions was likely much higher. For reference, the Bitcoin Network facilitated daily transaction values between approximately $2.9 billion and $57.6 billion over the same period. If ZEC’s privacy-preserving capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEC. For example, Coinbase, Kraken, Bitfinex and Gemini are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEC for users. As the Zcash Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Zcash Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEC has enjoyed some success in its limited history, the aggregate value of outstanding ZEC is smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, Monero, Dash and Oasis Network are three privacy-enabling digital assets that are direct competitors to ZEC. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Zcash Network.

Some industry groups are also creating private, permissioned blockchain versions of digital assets. For example, J.P. Morgan has developed a platform called Kinexys (formerly known as Onyx), which is described as a blockchain-based platform designed for use by the financial services industry. Similar events may occur with ZEC.

ZEC Value

Digital Asset Trading Platform Valuation

The value of ZEC is determined by the value that various market participants place on ZEC through their transactions. The most common means of determining the value of a ZEC is by surveying one or more Digital Asset Trading Platforms where ZEC is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in ZEC.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, ZEC is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S. Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2024, the Digital Asset Trading Platforms included in the Index were Coinbase, Bitfinex, Kraken and Gemini. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the Trading Platform Category and Jurisdiction, as detailed below, and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase: A U.S.-based trading platform registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYDFS”) BitLicense, as well as a money transmitter in various U.S. states.

Bitfinex: A British Virgin Islands based trading platform. Bitfinex does not hold any licenses or registrations in the U.S. and is not available to U.S. based customers. Bitfinex is categorized by the Index Provider as a “Category 2” trading platform which meets the Inclusion Criteria outlined below but is non-U.S. licensed.

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

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of ZEC buying and selling activity and provide the most data with respect to prevailing valuations of ZEC. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling ZEC. The below table reflects the trading volume in ZEC and market share of the ZEC-U.S. dollar trading pairs of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2024 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2024(1)	Volume (ZEC)	Market Share(2)
Coinbase	56,181,296	35.13%
Bitfinex	29,900,943	18.70%
Kraken	20,350,098	12.73%
Gemini	10,010,526	6.26%
Total ZEC-USD trading pair	116,442,863	72.82%

(1)
On July 28, 2024, the Index Provider added Bitfinex to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement as part of its scheduled quarterly review, and removed Gemini from the Index due to the trading platform failing to meet the Index Provider’s minimum liquidity requirement. On December 22, 2024, the Index Provider added back Gemini to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review.
(2)
Market share is calculated using trading volume (in ZEC) for certain Digital Asset Trading Platforms including, Coinbase, Gemini, Bitfinex and Kraken, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2024, including Binance.US (data included from July 22, 2020 to June 26, 2023), Bittrex (data included from January 1, 2019 to December 3, 2023), HitBTC (data included from January 1, 2018 to December 31, 2019), and OKCoin (data included from December 25, 2018 to February 5, 2020).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of ZEC, third parties may be able to purchase and sell ZEC on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ZEC on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 7.93% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 5.01%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.06%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ZEC.

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
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

All trading platforms that meet these Inclusion Criteria will be assigned to one trading platform Category as defined by the additional criteria below:

•
Category 1
o
Licensed and/or able to serve investors, retail or professional, in the U.S.; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

•
Category 2
o
Licensed (including in-principal licensure) and/or able to serve investors, retail or professional, in one or more of the following jurisdictions:
▪
United Kingdom
▪
European Union
o
In the event a trading platform is only licensed or able to serve investors in select European Union countries and none of the other listed jurisdictions, the Index Provider reserves the right to evaluate its eligibility on a case-by-case basis.
▪
Hong Kong
▪
Singapore; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

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

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

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
•
Manipulation Resistance: In order to mitigate the effects of wash-trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Trading Platforms that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

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

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Bitstamp.

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, for each calculation of the Index Price, the initial weight of each Constituent Trading Platform used to calculate the Index Price will be based on its share of the volume over the past 24-hour period as a percentage of the aggregate 24-hour volume for all Constituent Trading Platforms. The initial weight may be adjusted based on inactivity and price variance as described below.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform after a specified period and continue to do so until its influence was effectively zero. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting factoring in the period of inactivity.

•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a constituent trading platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis.

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
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Sponsor have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc. (“Coinbase”), and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of ZEC, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. However, the former chair has subsequently stated that the SEC already has explicit authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against Digital Asset Trading Platforms during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that they operated unregistered securities exchanges, brokerages, and clearing agencies.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ZEC or any other digital asset is a “security” may adversely affect the value of ZEC and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEC by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Zcash ecosystem in the United States and globally, or otherwise negatively affect the value of the ZEC held by the Trust. The effect of any future regulatory change on the Trust or the ZEC held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

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

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s ZEC is held by the Custodian on behalf of the Trust. The Trust’s ZEC will be transferred out of the Digital Asset Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the amount of ZEC represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the amount of whole and fractional ZEC represented by each Basket being created, the amount of which is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEC, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0835 ZEC as of December 31, 2024. Each Share in the initial Baskets represented approximately 0.1 ZEC. The amount of ZEC required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEC to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

The Trust’s assets consist solely of ZEC, Incidental Rights, IR Virtual Currency, proceeds from the sale of ZEC, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of ZEC by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of ZEC. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of ZEC represented by a Share will gradually decrease over time as the Trust’s ZEC are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV or the NAV per Share.

ZEC pricing information is available on a 24-hour basis from various financial information service providers or Zcash Network information sites such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2024, the Constituent Trading Platforms of the Index were Coinbase, Gemini, Bitfinex and Kraken. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole equity holder of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole equity holder of the Sponsor.

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

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s ZEC, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining ZEC, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the Zcash Network after which there is a dispute as to which network resulting from the fork is the Zcash Network, the Sponsor has the authority to select the network that it believes in good faith is the Zcash Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

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

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

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

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the term of the Index License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

COINDESK® and COINDESK ZCASH PRICE INDEX (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Trust and has no responsibilities, obligations, or duties to investors in or holders of the Trust. The Index is licensed for use by the Sponsor as the sponsor of the Trust. The only relationship that CDI has with the Sponsor in respect of the Trust is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Sponsor or the owners or holders of Shares of the Trust.

Investors or holders acquire shares of the Trust offered by the Sponsor and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Trust. The Trust is not sponsored, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Trust or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Trust with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Trust to be issued. CDI has no obligation to take the needs of the Sponsor or the owners or holders of the Trust or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Trust.

The licensing agreement between the Sponsor and CDI is solely for the benefit of the Sponsor and CDI and not for the benefit of the owners or holders of Shares of the Trust or any other third parties.

CDI shall have no liability to the Sponsor, the Trust, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Trust.

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

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

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ accounts and tax statements.

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

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, New York 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

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

The Custodian will withdraw from the Trust’s Digital Asset Account the amount of ZEC necessary to pay the Trust’s expenses.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing that the shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

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

Appointment of Agent

Pursuant to the terms of the Trust Agreement, by holding the Shares, shareholders will be deemed to agree that the Sponsor may cause the Trust to appoint an agent (any person appointed in such capacity, an “Agent”) to act on their behalf in connection with any distribution of Incidental Rights and/or IR Virtual Currency if the Sponsor has determined in good faith that such appointment is reasonably necessary or in the best interests of the Trust and the shareholders in order to facilitate the distribution of any Incidental Rights and/or IR Virtual Currency. The Sponsor may cause the Trust to appoint Grayscale Investments Sponsors, LLC (acting other than in its capacity as Sponsor) or any of its affiliates to act in such capacity.

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

The Sponsor currently expects to cause the Trust to appoint Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate any distribution of Incidental Rights and/or IR Virtual Currency to shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2024, each Share represented approximately 0.0835 ZEC. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of ZEC represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program.

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

Transfer Restrictions

Shares purchased in a private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

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

Because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the amount of whole and fractional ZEC represented by each Basket being created, which is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The amount of ZEC represented by a Share will gradually decrease over time as the Trust’s ZEC are used to pay the Trust’s expenses. As of December 31, 2024, each Share represented approximately 0.0835 ZEC. Information regarding the amount of ZEC represented by each Share is posted to the Trust’s website daily at www.grayscale.com/crypto-products/grayscale-zcash-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEC wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ZEC, to the Authorized Participant.

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

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider, must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ZEC will be borne solely by the Authorized Participant, or Liquidity Provider, until such ZEC has been received by the Trust.

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
2.
Multiply the Index Price by the Trust’s aggregate amount of ZEC owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of ZEC payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
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

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of ZEC, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the amount of ZEC, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ZEC,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ZEC, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ZEC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEC, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ZEC. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ZEC, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ZEC, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of ZEC held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in ZEC or the sale of ZEC to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting ZEC into U.S. dollars), the amount of ZEC represented by a Share will decline at such time and the Trust’s NAV may also decrease. Similarly, the amount (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New ZEC deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

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

The quantity of ZEC, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of ZEC, Incidental Rights or IR Virtual Currency held by the Trust. See “—Expenses; Sales of ZEC.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the amount of ZEC represented by each outstanding Share for three years, assuming that the Trust does not make any payments using any Incidental Rights and/or IR Virtual Currency. It assumes that the only transfers of ZEC will be those needed to pay the Sponsor’s Fee and that the price of ZEC and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional amount of ZEC represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

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

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time.

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

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and DCG as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor DCG will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, DCG will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of DCG and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

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

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act;
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

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s ZEC as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEC in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ZEC held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEC and to the operations of the Trust.”

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ZEC, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

Security of the Account

The Custodian securely stores all digital asset private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

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

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement. In addition to the review of the SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 reports.

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

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the ZEC on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEC with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEC deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEC deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian and the Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

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

MATERIAL U.S. Federal Income Tax Consequences

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

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS OR NON-ERISA ARRANGEMENTS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION WITH RESPECT FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT BEFORE PURCHASING SHARES. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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
•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The limited history of the Index;
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of ZEC and adversely affect the value of the Shares;
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEC and to the operations of the Trust;
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

•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ZEC, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of ZEC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ZEC, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ZEC, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ZEC, have continued to fluctuate widely through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of ZEC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ZEC and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ZEC. For additional information that quantifies the volatility of ZEC prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEC Prices.”

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

Digital assets such as ZEC were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.
•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.
•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Zcash Network, would affect the ability to transfer digital assets, including ZEC, and, consequently, their value.

•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Zcash Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
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
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ZEC could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ZEC, which would adversely affect the value of the Shares. Moreover, functionality of the Zcash Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for ZEC. Even if another digital asset other than ZEC were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including ZEC, have existed for a short period of time and are continuing to be developed, there may be additional risks to the digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEC.

The first digital asset, Bitcoin, was launched in 2009. ZEC launched in 2016. In general, digital asset networks, including the Zcash Network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ZEC is only selectively accepted as a means of payment by retail and commercial outlets, and use of ZEC by consumers remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for ZEC transactions; process wire transfers to or from Digital Asset Trading Platforms, ZEC-related companies or service providers; or maintain accounts for persons or entities transacting in ZEC. As a result, the prices of ZEC are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept ZEC in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, ZEC has not yet been accepted in the same manner because it has a slightly different purpose than Bitcoin.
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
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.

•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Zcash Network, any trading platforms or businesses that facilitate transactions in ZEC may be at an increased risk of criminal or civil lawsuits or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. As of the date of this Annual Report, the Sponsor is not aware of any ongoing efforts to introduce further privacy-preserving features to the Zcash Network.
•
Users, developers and miners may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Zcash Network.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Zcash Network, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Zcash Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and miners were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a “Layer 1” network.

As of December 31, 2024, the Zcash Network was capable of handling approximately 5 transactions per second, or approximately 40% of the daily transaction volume of the Bitcoin network. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of December 31, 2024. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2022, Bitcoin average daily transaction fees have ranged from $0.38 per transaction on September 8, 2024, to as high as $124.17 per transaction, on April 20, 2024. As of December 31, 2024, Bitcoin average daily transaction fees stood at $1.79 per transaction. Since January 1, 2021, Zcash Network average daily transaction fees have ranged from $0.001 per transaction on February 26, 2023, to as high as $0.29 per transaction, on March 6, 2024. As of December 31, 2024, Zcash Network average daily transaction fees stood at $0.05 per transaction. Notwithstanding the increase in throughput on the Zcash Network as compared to the Bitcoin network, settlement speeds on the Zcash Network have remained relatively constant since December 2019, when a network upgrade halved the target block interval to 1.3 minutes, although they can vary depending on the size of the number of pending transactions waiting to be included in a block. Increased transaction fees and decreased settlement speeds could preclude certain uses for ZEC (e.g., micropayments), and could reduce demand for, and the price of, ZEC, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Zcash Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Zcash Network is perceived as no longer contributing to the Zcash Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ZEC, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of the date of this Annual Report, the largest unshielded 100 ZEC wallets held approximately 53% of the ZEC in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of ZEC, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Furthermore, because of Zcash’s privacy-preserving features, it is possible that some persons or entities have accumulated large positions of ZEC using shielded transactions, which would not be reflected in available token concentration data, and therefore ownership of ZEC may be more concentrated than is currently known. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEC.

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

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Zcash Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and the security of the Zcash Blockchain could be compromised. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell digital assets earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Zcash Network could increase the likelihood of a malicious actor or botnet obtaining control on the Zcash Network. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Zcash Network, or otherwise obtains control over the Zcash Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
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
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or when the cost of electricity as compared to mining, validating, or transaction fees make conducting operations uneconomical.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Zcash Network, or otherwise obtains control over the Zcash Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Zcash Network, it may be able to alter the Blockchain on which transactions in ZEC rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control, it may be able to “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Zcash Network or the ZEC community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Zcash Network.

Moreover, because of the Zcash Network’s privacy-preserving features, it is possible that certain pools have exceeded in the past, or may exceed now or in Zcash’s future, the 50% threshold on the Zcash Network. As of the date of this Annual Report, there are no known reports of malicious activity on, or control of, the Zcash Network, and no mining pools on the Zcash Network are believed to have exceeded the 50% hashrate threshold. However, because of Zcash’s privacy-preserving features, it is possible that certain mining pools have exceeded in the past, or may exceed now or in the future, the 50% threshold on the Zcash Network. The crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of ZEC transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of ZEC mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Zcash Network will increase, which may adversely affect the value of the Shares.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Furthermore, on June 2, 2018, the Horizen Network, another zk-SNARKs-based protocol, was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. Any similar attacks on the Zcash Network could negatively impact the value of ZEC and the value of the Shares.

A malicious actor may also obtain control over the Zcash Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the ZEC ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Zcash Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Zcash Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ZEC adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Zcash Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Bitcoin running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Some users of the original network may harbor ill will toward the Bitcoin Cash network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Cash network. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ZEC at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Zcash Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool, causing a hard fork, and created a network with a token labeled BCHA. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020. A clone may also adversely affect the price of ZEC at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016. A clone may also adversely affect the price of ZEC at the time of announcement or adoption.

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

In the event of a hard fork of the Zcash Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Zcash Network, is generally accepted as the Zcash Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ZEC, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Zcash Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as ZEC and should therefore be considered “ZEC” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

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

The Zcash Network uses zk-SNARKs, which provide additional layers of confidentiality to transactions on the Zcash Network by protecting the amount and the recipient in ZEC transactions. This cryptography is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. Because ZEC is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind Zcash announced that it discovered a vulnerability in its zk-SNARK implementation on March 1, 2018 that was subsequently patched in connection with a network upgrade called “Sapling” in October 2018.

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Zcash Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Zcash Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEC may be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. Since 2019, ZEC, along with several other privacy tokens including Monero, Dash, and Horizen have been delisted from multiple exchanges, including Coinbase UK, Bittrex, and OKX. In another example, in June 2023 Binance announced it would delist Zcash as well as other privacy coins including Monero, Dash, and Horizen in France, Spain, Italy and Poland, though retracted that announcement later that month, and in January 2024 announced that it would extend the “monitoring tag” to multiple privacy coins including ZEC, indicating those tokens are “at risk” of being delisted from the exchange globally. Although these digital asset trading platforms did not disclose the reasons for such delisting, and some digital asset trading platforms subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that other digital asset trading platforms may remove ZEC from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Zcash Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Zcash Network and/or adversely affect the price of ZEC, the attractiveness of the Zcash Network and an investment in the Shares of the Trust.

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

In accordance with its regulatory obligations, the Authorized Participant, or Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. Binance and Kraken continue to litigate these charges against the SEC; in February 2025, the SEC announced it had filed a joint stipulation with Coinbase to dismiss the enforcement action against it. The Binance Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including ZEC, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset's security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of ZEC, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

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
•
Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of ZEC, since there is no limit on the amount of ZEC that the Trust may acquire.

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

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of ZEC and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of ZEC trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEC and/or negatively affect the market perception of ZEC, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of ZEC present in the Digital Asset Markets or cause distortions in the price of ZEC, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ZEC on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of ZEC, and therefore may be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

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

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEC and/or negatively affect the market perception of ZEC.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about ZEC and the digital assets industry more broadly, which could adversely impact the price of ZEC and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For example, on July 28, 2024, the Index Provider added Bitfinex to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement as part of its scheduled quarterly review, and removed Gemini from the Index due to the trading platform failing to meet the Index Provider’s minimum liquidity requirement. On December 22, 2024, the Index Provider added back Gemini to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of ZEC, third parties may be able to purchase and sell ZEC on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ZEC on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 7.93% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 5.01%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.06%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ZEC, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s ZEC may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEC on public Digital Asset Trading Platforms has a very limited history, and during this history, ZEC prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of ZEC generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2020 through December 31, 2024, the Index Price ranged from $18.14 to $365.90, with the straight average being $72.09. In addition, during the year ended December 31, 2024, the Index Price ranged from $18.14 to $76.20. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of ZEC more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of ZEC, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEC Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of ZEC as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of ZEC and, therefore, could have an adverse effect on the value of the Shares.

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

Competition from the emergence or growth of other digital assets could have a negative impact on the price of ZEC and adversely affect the value of the Shares.

As of December 31, 2024, ZEC was the 104 largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of December 31, 2024, the alternative digital assets tracked by CoinMarketCap.com, had a total market capitalization of approximately $3,291.9 billion (including the approximately $916.4 million market cap of ZEC), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. ZEC faces competition from a wide range of digital assets. For example, Monero, Dash and Oasis Network are all focused on enhancing privacy. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Zcash Network. In addition, ZEC is currently supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, ZEC and thereby adversely affect the value of the Shares.

Investors may also invest in ZEC through means other than the Shares, including through direct investments in ZEC and other potential financial vehicles, possibly including securities backed by or linked to ZEC and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEC directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEC are formed and represent a significant proportion of the demand for ZEC, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEC, could negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the NAV per Share.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, ZEC and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, ZEC could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of ZEC may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for ZEC and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem,” although the court dismissed this claim. In another example, the District Court for the Southern District of New York held that the stablecoin UST, an algorithmic stablecoin intended to maintain a value of one U.S. dollar and issued by Terraform Labs, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

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

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposure to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. Until recently, the SEC had repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. After several years of the SEC denying requests to list shares of various digital asset funds holding Bitcoin on national securities exchanges, including the request to list the shares of Grayscale Bitcoin Trust ETF on NYSE Arca in June 2022, the Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product, as well as requests to list shares of various other digital asset funds holding spot Bitcoin on national securities exchanges. Subsequently, the SEC approved NYSE Arca’s similar 19b-4 applications to list the shares of the Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF, as well as requests to list the shares of various other investment vehicles that hold spot Ether on national securities exchanges.

Moreover, even though NYSE Arca’s requests with respect to Grayscale Bitcoin Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF were approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Sponsor believes that the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for a limited number of digital assets, including Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval to list the shares of other digital asset investment vehicles, including the Shares of the Trust. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca even if the Sponsor decides to do so.

The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests beyond those for funds holding Bitcoin or Ether continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEC and to the operations of the Trust.

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

Shares purchased in a private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in a private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ZEC to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s NAV per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of ZEC, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of ZEC on the Digital Asset Trading Platform Market could result in a difference in performance between the value of ZEC as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of ZEC on the Digital Asset Trading Platform Market, and the value of ZEC as measured by the Index, move significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEC on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 18, 2021 to December 31, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 240%, the average premium was 72%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 55% and the average discount was 22%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 18, 2021 to December 31, 2024, has been quoted at a discount on 482 days. As of December 31, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 22% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

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

Shares purchased in a private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

At this time the Sponsor is not accepting redemption requests from shareholders. Because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program and significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain. Absent the institution of such redemption program, the Shares may trade at a discount in the future, and may do so indefinitely. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust ETF, an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust ETF at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust ETF’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust ETF was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust ETF entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

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

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s ZEC.

While the Custodian is required under the Custodian Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodian has advised the Sponsor that it maintains insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s ZEC, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEC. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ZEC price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate ZEC price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate ZEC price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

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
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEC, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of ZEC to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ZEC by the Trust to pay the Sponsor’s Fee or other expenses and each sale of ZEC by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to some group of users, such as the group that are holders of another digital asset, that such group will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they are part of that group.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ZEC, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefiting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC does not consider Bitcoin or Ether to be securities. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security, or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

As part of determining whether ZEC is a security or a transaction in ZEC by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEC and the Sponsor’s transactions in ZEC with external counsel, and has received a memorandum regarding the status of ZEC and the Sponsor’s transactions in ZEC under the federal securities laws from external counsel and has discussed the status of ZEC with external counsel and continues to believe that ZEC is not a security. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEC is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement with respect to securities law compliance matters involving ZEC and has responded to the SEC staff. The Sponsor subsequently received a termination notice from the SEC staff with respect to this inquiry.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEC, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of ZEC or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of ZEC under the federal securities laws from external counsel and the Sponsor’s view that ZEC is not a security and the Sponsor’s transactions in Ether are not securities transactions, the SEC or a federal court may in the future take a different view as to the security status of ZEC.

If the Sponsor determines that ZEC, or transactions in ZEC, are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ZEC is a security, the Sponsor does not intend to permit the Trust to continue holding ZEC in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ZEC is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ZEC could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ZEC, or transactions in ZEC, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEC, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. On January 15, 2025 the SEC filed an appeal against the judgment with the United States Court of Appeals for the Second Circuit.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if ZEC, or transactions in ZEC, are in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust. If the SEC or a federal court were to determine that ZEC is a security or transactions in ZEC are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that ZEC is a security or transactions in ZEC are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEC, mining activity or the operation of the Zcash Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEC in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, with the exception of funds that hold Bitcoin, Ether and certain Bitcoin-based derivatives or Ether-based derivatives, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund or exchange-traded product (such product, an “ETP”). If the SEC were to approve any such ETF other than ours in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

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

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Zcash Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the ZEC Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2024, over 703 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Zcash Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

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

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ZEC is treated. In particular, ZEC may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is possible that a new Administration and Congress in the United States creates a new classification for digital assets. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ZEC under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

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

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed above in “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” above, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEC (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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
•
The Sponsor’s indirect parent company, DCG, and certain of its subsidiaries, including Grayscale Securities, LLC, hold 12.65% of the Shares representing ownership in the Trust, as of March 3, 2025. On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust under this authorization. From July 1, 2022 through March 3, 2025, DCG did not purchase any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;

•
DCG is (i) the sole equity holder and indirect parent company of the Sponsor (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
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
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG;
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

The Sponsor is an affiliate of Grayscale Securities, LLC, a registered broker-dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ZEC. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

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

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price.

DCG, the sole equity holder and indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of a ZEC derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Kraken is one of such Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of ZEC in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act, and is licensed to custody the Trust’s ZEC in trust on the Trust’s behalf. However, the SEC has released proposed amendments to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

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

Cybersecurity Breaches:

During the year ended December 31, 2024, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument. The Sponsor and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

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

Holders of Record

As of December 31, 2024, there were approximately 44 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2024, the Registrant has distributed 4,700,500 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Grayscale Securities acted as the Authorized Participant with respect to these distributions beginning October 3, 2022. For all such distributions prior to October 3, 2022, Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 437,428.03254882 ZEC. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$8.0
November 1, 2024 - November 30, 2024	-	-	-	8.0
December 1, 2024 - December 31, 2024	-	-	-	8.0
Total	-	$-	-	$8.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through March 3, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEC. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the ZEC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

	As of December 31,
	2024	2023	2022
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	4,700,500	3,777,700	3,777,700
Number of Shares freely tradable(1)	3,892,425	3,068,959	3,068,959
Number of beneficial holders owning at least 100 Shares(2)	44	40	44
Number of holders of record(2)	44	40	44

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

The cost basis of the ZEC received by the Trust in connection with a creation order is recorded by the Trust at the fair value of ZEC at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services —Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2024, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net realized and unrealized gain (loss) on investment	$11,248	$(3,312)	$(35,439)
Net increase (decrease) in net assets resulting from operations	$10,952	$(3,582)	$(36,178)
Net assets(1)	$22,040	$8,961	$12,543

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the year ended December 31, 2024 was $11,248, which includes a realized loss of ($906) on the transfer of ZEC to pay the Sponsor’s Fee, and $12,154 net change in unrealized depreciation on investment in ZEC. Net realized and unrealized gain on investment in ZEC for the year was driven by ZEC price appreciation from $27.69 per ZEC as of December 31, 2023, to $56.12 per ZEC as of December 31, 2024. Net increase in net assets resulting from operations was $10,952 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $296. Net assets increased to $22,040 at December 31, 2024, a 146% increase for the year. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 78,192 ZEC with a value of $2,127 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,083 ZEC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended December 31,
	2024	2023	2022
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	323,615	331,807	340,207
Creations	78,192	-	-
Sponsor’s Fee, related party	(9,083)	(8,192)	(8,400)
Closing balance	392,724	323,615	331,807
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	392,724	323,615	331,807
Number of Shares:
Opening balance	3,777,700	3,777,700	3,777,700
Creations	922,800	-	-
Closing balance	4,700,500	3,777,700	3,777,700

	As of December 31,
	2024	2023	2022
Price of ZEC on principal market(1)	$56.12	$27.69	$37.80
Principal Market NAV per Share(2)	$4.69	$2.37	$3.32
Index Price(3)	$56.31	$27.74	$37.80
NAV per Share(3)	$4.70	$2.38	$3.32

(1)
The Trust performed an assessment of the principal market at December 31, 2024, 2023 and 2022, and identified the principal market as Coinbase.
(2)
As of December 31, 2024, 2023 and 2022, the Principal Market NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Kraken, Bitfinex and Gemini. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Kraken and Gemini. The Digital Asset Trading Platforms included in the Index as of December 31, 2022 were Coinbase, Kraken, and Binance.US.

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

As of December 31, 2024, the Trust had a net closing balance with a value of $22,114,265, based on the Index Price (non-GAAP methodology). As of December 31, 2024, the Trust had a total market value of $22,039,648, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from December 6, 2018 (the inception of the Trust’s operations) to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP), and Principal Market NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Dec-17
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
Feb-24
Apr-24
Jun-24
Aug-24
Oct-24
Dec-24
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2020 to December 31, 2024. During such period, the Index Price has ranged from $18.14 to $365.90, with the straight average being $72.09 through December 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$56.99	$99.10	8/6/2020	$23.70	3/16/2020	$63.28	$63.28
Twelve months ended December 31, 2021	$150.80	$365.90	5/12/2021	$56.06	1/2/2021	$143.28	$143.28
Twelve months ended December 31, 2022	$87.78	$204.94	3/26/2022	$36.18	11/9/2022	$37.80	$37.65
Twelve months ended December 31, 2023	$32.94	$49.94	2/20/2023	$24.07	9/11/2023	$27.74	$28.52
Twelve months ended December 31, 2024	$32.08	$76.20	12/2/2024	$18.14	7/5/2024	$56.31	$56.31
January 1, 2020 to December 31, 2024	$72.09	$365.90	5/12/2021	$18.14	7/5/2024	$56.31	$56.31

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of ZEC has ranged from $18.13 to $365.90, with the straight average being $72.10 through December 31, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$57.00	$99.00	8/6/2020	$23.59	3/16/2020	$62.99	$62.99
Twelve months ended December 31, 2021	$150.82	$365.90	5/12/2021	$56.20	1/2/2021	$143.21	$143.21
Twelve months ended December 31, 2022	$87.80	$205.00	3/26/2022	$36.28	11/9/2022	$37.80	$37.65
Twelve months ended December 31, 2023	$32.95	$49.91	2/20/2023	$24.07	9/11/2023	$27.69	$28.53
Twelve months ended December 31, 2024	$32.08	$76.12	12/2/2024	$18.13	7/5/2024	$56.12	$56.12
January 1, 2020 to December 31, 2024	$72.10	$365.90	5/12/2021	$18.13	7/5/2024	$56.12	$56.12

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol “ZCSH” since October 18, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share. From October 18, 2021 to December 31, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 240%, the average premium was 72%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 55%, and the average discount was 22%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 18, 2021 and December 31, 2024, has been quoted at a discount on 482 days. As of December 31, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 22% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
2022
First quarter	$16.49	$18.35	$18.35	$5.52	$7.66	$7.66
Second quarter	$14.89	$17.29	$17.28	$4.57	$4.73	$4.72
Third quarter	$7.30	$7.07	$7.06	$3.85	$4.68	$4.68
Fourth quarter	$4.10	$5.02	$5.02	$1.66	$3.20	$3.19
2023
First quarter	$2.60	$4.37	$4.37	$1.57	$2.75	$2.75
Second quarter	$2.65	$3.72	$3.72	$1.70	$2.09	$2.09
Third quarter	$3.05	$2.99	$2.98	$1.66	$2.08	$2.08
Fourth quarter	$3.21	$2.91	$2.90	$1.63	$2.12	$2.12
2024
First quarter	$9.08	$2.99	$2.98	$2.10	$1.63	$1.62
Second quarter	$7.87	$2.43	$2.43	$3.69	$1.64	$1.64
Third quarter	$5.65	$3.72	$3.72	$3.27	$1.53	$1.53
Fourth quarter	$7.57	$6.37	$6.38	$3.55	$2.16	$2.16

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

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to December 31, 2024.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to December 31, 2024.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2024.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024. Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From and after January 1, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which is the sole managing member of GSO and an indirect subsidiary of DCG, has a board of directors (each such board of directors, the “Board”). The Board consists of Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Mr. McGee and Hugh Ross, Chief Operating Officer of the Sponsor.

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

During the year ended December 31, 2024, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH. The members of the Board of GSOIH are the same as the members of the Board of GSI prior to the Reorganization. Additionally, the former Audit Committee of GSI was reconstituted at GSIS. The members of the Audit Committee of GSIS are the same as the members of the Audit Committee of GSI prior to the Reorganization. From and after January 1, 2025, any references to the Board in this section refer to the Board of GSOIH and any references to the Audit Committee in this section refer to the Audit Committee of GSIS.

Mark Shifke, Chairman of the Board

Mark Shifke, 65, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 49, is Senior Vice President of Strategy & Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 56, has been the Chief Executive Officer of the Sponsor and has served as a director of the Sponsor since August 2024. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 41, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 57, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 3, 2025.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	597,689	12.65%
Directors & Executive Officers of the Sponsor:(3)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & Executive Officers of the Sponsor as a group	*	* %

(1)
Includes 342,380 Shares held by Digital Currency Group, Inc., 254,401 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc., and 908 Shares held by Grayscale Securities, LLC, the Authorized Participant of the Trust and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG has purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through March 3, 2025, DCG did not purchase any Shares of the Trust under this authorization.
(3)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

DCG is (i) the sole equity holder and indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Zcash Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the Zcash Network should be considered the “true” Zcash Network could be adverse to positions that would most benefit the Trust.

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

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the year ended December 31, 2024, and Marcum LLP (“Marcum”), for the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023
Audit fees	$107,500	$84,000
Total	$107,500	$84,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum, for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2024, are made by the Sponsor’s Board of Directors and Audit Committee. From and after January 1, 2025, such determinations are made by the Board of Directors of GSOIH and the Audit Committee of GSIS.

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

4.4

Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on March 25, 2024).

4.5	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement).

4.6

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC, as an Authorized Participant (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 1, 2023).

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

10.5†*	Amendment No. 6 to the Index License Agreement, dated March 1, 2025, between the Sponsor and Index Provider.

10.6	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

10.7	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.8	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“AML”—Anti-money laundering.

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

“Binance”—Binance Holdings Ltd.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network.

“Bitcoin Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

“Blockchain”—The public transaction ledger of the Zcash Network on which transactions in ZEC are recorded.

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

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

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Annual Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust, until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation formed in connection with the Reorganization which is the sole managing member of GSO, and an indirect subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of ZEC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Zcash Price Index (ZCX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

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

“IRAs”—Individual retirement accounts.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“KYC”—Know-your-customer.

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

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

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

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEC and Determination of NAV.” For purposes of the Trust Agreement, the term ZEC Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“Non-ERISA Arrangements”—Government plans, non-U.S. plans and certain church plans, which are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under Similar Laws.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ZEC required for Creation Baskets.

“Plans”—Employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code.

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

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Index”—The Coin Metrics Real-Time Rate.

“Secondary Index Price”—The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” for a description of how the Secondary Index Price is utilized when the Index Price is unavailable.

“Secondary Index Provider”—Coin Metrics Inc., a Delaware corporation that publishes the Secondary Index.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“Similar Laws”—Rules under other federal, state, local, non-U.S. or other applicable law that are similar to ERISA or Section 4975 of the Code.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“UBTI”—Unrelated business taxable income.

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

Grayscale Investments Sponsors, LLC, as Sponsor of Grayscale Zcash Trust (ZEC)

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

Date: March 7, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of GSO Intermediate Holdings Corporation, the sole managing member of Grayscale Operating, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Zcash Trust (ZEC)

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Grayscale Zcash Trust (ZEC) (the Trust), including the schedule of investment, as of December 31, 2024, the related statements of operations, and changes in net assets for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations and the changes in its net assets for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York

March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Zcash Trust (ZEC)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedule of investment, of Grayscale Zcash Trust (ZEC) (the “Trust”) as of December 31, 2023, and the related statements of operations and changes in net assets for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, and the results of its operations for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Trust’s auditor from 2018 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York

February 23, 2024

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2024	2023
Assets:
Investment in ZEC, at fair value (cost $48,480 and $47,555 as of December 31, 2024 and 2023, respectively)	$22,040	$8,961
Total assets	$22,040	$8,961
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$22,040	$8,961
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,700,500	3,777,700
Principal market net asset value per Share	$4.69	$2.37

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEC and percentages)

December 31, 2024
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	392,723.58934327	$48,480	$22,040	100%
Net assets		$48,480	$22,040	100%

December 31, 2023
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	323,614.61762737	$47,555	$8,961	100%
Net assets		$47,555	$8,961	100%

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	296	270	739
Net investment loss	(296)	(270)	(739)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(906)	(934)	(495)
Net change in unrealized depreciation on investment in ZEC	12,154	(2,378)	(34,944)
Net realized and unrealized gain (loss) on investment	11,248	(3,312)	(35,439)
Net increase (decrease) in net assets resulting from operations	$10,952	$(3,582)	$(36,178)

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(296)	$(270)	$(739)
Net realized loss on investment in ZEC	(906)	(934)	(495)
Net change in unrealized depreciation on investment in ZEC	12,154	(2,378)	(34,944)
Net increase (decrease) in net assets resulting from operations	10,952	(3,582)	(36,178)
Increase in net assets from capital share transactions:
Shares issued	2,127	-	-
Net increase in net assets resulting from capital share transactions	2,127	-	-
Total increase (decrease) in net assets from operations and capital share transactions	13,079	(3,582)	(36,178)
Net assets:
Beginning of year	8,961	12,543	48,721
End of year	$22,040	$8,961	$12,543
Change in Shares outstanding:
Shares outstanding at beginning of year	3,777,700	3,777,700	3,777,700
Shares issued	922,800	-	-
Net increase in Shares	922,800	-	-
Shares outstanding at end of year	4,700,500	3,777,700	3,777,700

See accompanying notes to financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 26, 2018 and commenced operations on December 6, 2018. In general, the Trust holds Zcash (“ZEC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEC. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in ZEC, in accordance with the terms of the Trust Agreement.

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

As of December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Pyth Trust (PYTH), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Bitcoin Mini Trust ETF, and Grayscale Ethereum Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group, Inc. The Trust’s trading symbol on OTCQX is “ZCSH” and the CUSIP number for its Shares is 38963R105.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10 Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

The cost basis of ZEC received by the Trust in connection with a creation order is recorded by the Trust at the fair value of ZEC at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ZEC	$22,040	$22,040	$-	$-
December 31, 2023
Assets
Investment in ZEC	$8,961	$8,961	$-	$-

Recently Adopted Accounting Pronouncements

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

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024, 2023 and 2022 the Trust held 392,723.58934327, 323,614.61762737 and 331,807.24477048 ZEC, respectively.

The Trust determined the fair value per ZEC to be $56.12, $27.69, and $37.80 on December 31, 2024, 2023 and 2022 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2021	340,207.27644932	$48,721
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,400.03167884)	(739)
Net change in unrealized depreciation on investment in ZEC	-	(34,944)
Net realized loss on investment in ZEC	-	(495)
Balance at December 31, 2022	331,807.24477048	$12,543
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(8,192.62714311)	(270)
Net change in unrealized depreciation on investment in ZEC	-	(2,378)
Net realized loss on investment in ZEC	-	(934)
Balance at December 31, 2023	323,614.61762737	$8,961
ZEC contributed	78,192.38923032	2,127
ZEC distributed for Sponsor’s Fee, related party	(9,083.41751442)	(296)
Net change in unrealized depreciation on investment in ZEC	-	12,154
Net realized loss on investment in ZEC	-	(906)
Balance at December 31, 2024	392,723.58934327	$22,040

4. Creations and Redemptions of Shares

At December 31, 2024 and 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0835 and 0.0857 of one ZEC at December 31, 2024 and 2023, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

The cost basis of investments in ZEC recorded by the Trust is the fair value of ZEC, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant, or Liquidity Provider, may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or ZEC.

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2024, 2023, and 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale, and Grayscale Securities. As of December 31, 2024 and 2023, 741,843 and 875,407, Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2024, 2023 and 2022.

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

For the years ended December 31, 2024, 2023 and 2022, the Trust incurred Sponsor’s Fees of $295,726, $270,253 and $739,647, respectively. As of December 31, 2024 and 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2024, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2024, DCG did not purchase any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEC. Investing in ZEC is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the ZEC held by the Trust, and fluctuations in the price of ZEC could materially and adversely affect an investment in the Shares of the Trust. The price of ZEC has a limited history. During such history, ZEC prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEC, including, but not limited to, global ZEC supply and demand, theft of ZEC from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	Year Ended Dec 31, 2024
Expenses
Sponsor’s Fee, related party	$52	$53	$75	$116	$296
Net investment loss	$(52)	$(53)	$(75)	$(116)	$(296)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(243)	(246)	(228)	(189)	(906)
Net change in unrealized depreciation on investment in ZEC	1,142	(3,150)	3,082	11,080	12,154
Net realized and unrealized gain (loss) on investment	899	(3,396)	2,854	10,891	11,248
Net increase (decrease) in net assets resulting from operations	$847	$(3,449)	$2,779	$10,775	$10,952

Fiscal Year Ended December 31, 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Dec-31, 2023	Year Ended Dec 31, 2023
Expenses
Sponsor’s Fee, related party	$86	$68	$58	$58	$270
Net investment loss	$(86)	$(68)	$(58)	$(58)	$(270)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(214)	(233)	(244)	(243)	(934)
Net change in unrealized depreciation on investment in ZEC	667	(1,706)	(1,759)	420	(2,378)
Net realized and unrealized gain (loss) on investment	453	(1,939)	(2,003)	177	(3,312)
Net increase (decrease) in net assets resulting from operations	$367	$(2,007)	$(2,061)	$119	$(3,582)

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2024	2023	2022
Per Share Data:
Principal market net asset value, beginning of year	$2.37	$3.32	$12.90
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.07)	(0.07)	(0.20)
Net realized and unrealized gain (loss)	2.39	(0.88)	(9.38)
Net increase (decrease) in net assets resulting from operations	2.32	(0.95)	(9.58)
Principal market net asset value, end of year	$4.69	$2.37	$3.32
Total return	97.89%	-28.61%	-74.26%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on March 3, 2025, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $37.48 per ZEC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.