Form 10-Q
period 2025-06-30
Grayscale Zcash Trust (ZEC)
filed 2025-08-01
CIK 1720265

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56433

Grayscale Zcash Trust (ZEC)

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Number of Shares of the registrant outstanding as of July 28, 2025: 4,759,200

Grayscale® Zcash Trust (ZEC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2025	December 31, 2024
Assets:
Investment in ZEC, at fair value (cost $48,072 and $48,480 as of June 30, 2025 and December 31, 2024, respectively)	$15,324	$22,040
Total assets	$15,324	$22,040
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$15,324	$22,040
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,759,200	4,700,500
Principal Market NAV per Share	$3.22	$4.69

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

June 30, 2025
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	392,728.70106678	$48,072	$15,324	100%
Total Investment		$48,072	$15,324	100%
Net assets			$15,324	100%

December 31, 2024
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	392,723.58934327	$48,480	$22,040	100%
Total Investment		$48,480	$22,040	100%
Net assets			$22,040	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	101	53	197	105
Net investment loss	(101)	(53)	(197)	(105)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(200)	(246)	(402)	(489)
Net change in unrealized depreciation on investment in ZEC	576	(3,150)	(6,308)	(2,008)
Net realized and unrealized gain (loss) on investment	376	(3,396)	(6,710)	(2,497)
Net increase (decrease) in net assets resulting from operations	$275	$(3,449)	$(6,907)	$(2,602)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(101)	$(53)	$(197)	$(105)
Net realized loss on investment in ZEC	(200)	(246)	(402)	(489)
Net change in unrealized depreciation on investment in ZEC	576	(3,150)	(6,308)	(2,008)
Net increase (decrease) in net assets resulting from operations	275	(3,449)	(6,907)	(2,602)
Increase in net assets from capital share transactions:
Shares issued	-	1,318	191	1,481
Net increase in net assets resulting from capital share transactions	-	1,318	191	1,481
Total increase (decrease) in net assets from operations and capital share transactions	275	(2,131)	(6,716)	(1,121)
Net assets:
Beginning of period	15,049	9,971	22,040	8,961
End of period	$15,324	$7,840	$15,324	$7,840
Change in Shares outstanding:
Shares outstanding at beginning of period	4,759,200	3,838,700	4,700,500	3,777,700
Shares issued	-	674,900	58,700	735,900
Net increase in Shares	-	674,900	58,700	735,900
Shares outstanding at end of period	4,759,200	4,513,600	4,759,200	4,513,600

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

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investment in ZEC	$15,324	$15,324	$-	$-
December 31, 2024
Assets
Investment in ZEC	$22,040	$22,040	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2025 and December 31, 2024, the Trust held 392,728.70106678 and 392,723.58934327 ZEC, respectively.

The Trust determined the fair value per ZEC to be $39.02 and $56.12 on June 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2023	323,614.61762737	$8,961
ZEC contributed	78,192.38923032	2,127
ZEC distributed for Sponsor’s Fee, related party	(9,083.41751442)	(296)
Net change in unrealized depreciation on investment in ZEC	-	12,154
Net realized loss on investment in ZEC	-	(906)
Balance at December 31, 2024	392,723.58934327	$22,040
ZEC contributed	4,888.23272520	191
ZEC distributed for Sponsor’s Fee, related party	(4,883.12100169)	(197)
Net change in unrealized depreciation on investment in ZEC	-	(6,308)
Net realized loss on investment in ZEC	-	(402)
Balance at June 30, 2025	392,728.70106678	$15,324

4. Creations and Redemptions of Shares

At June 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0825 and 0.0835 of one ZEC at June 30, 2025 and December 31, 2024, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2025 or December 31, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2025 and December 31, 2024, 692,673 and 741,843 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $101,119 and $52,566, respectively. For the six months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $197,631 and $104,871, respectively. As of June 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through June 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The Securities and Exchange Commission (the “SEC”), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

To the extent a private key, held by the Custodian, required to access a ZEC address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the ZEC controlled by the private key and the private key will not be capable of being restored by the Zcash Network. The processes by which ZEC transactions are settled are dependent on the ZEC peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of ZEC.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$3.16	$2.60	$4.69	$2.37
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	0.08	(0.85)	(1.43)	(0.60)
Net increase (decrease) in net assets resulting from operations	0.06	(0.86)	(1.47)	(0.63)
Principal Market NAV, end of period	$3.22	$1.74	$3.22	$1.74
Total return	1.90%	-33.08%	-31.34%	-26.58%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on July 28, 2025, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $40.97 per ZEC.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS became the sole remaining Sponsor of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized gain (loss) on investment in ZEC	$376	$(3,396)	$(6,710)	$(2,497)
Net increase (decrease) in net assets resulting from operations	$275	$(3,449)	$(6,907)	$(2,602)
Net assets(1)	$15,324	$7,840	$15,324	$7,840
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the three months ended June 30, 2025 was $376, which includes a realized loss of ($200) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $576. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $38.08 per ZEC as of March 31, 2025, to $39.02 per ZEC as of June 30, 2025. Net increase in net assets resulting from operations was $275 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $101. Net assets increased to $15,324 at June 30, 2025, a 2% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,455 ZEC to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized loss on investment in ZEC for the six months ended June 30, 2025 was ($6,710), which includes a realized loss of ($402) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of ($6,308). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $56.12 per ZEC as of December 31, 2024, to $39.02 per ZEC as of June 30, 2025. Net decrease in net assets resulting from operations was ($6,907) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $197. Net assets decreased to $15,324 at June 30, 2025, a 30% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 4,883 ZEC to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,888 ZEC with a value of $191 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	395,184	326,802	392,724	323,615
Creations	-	57,298	4,888	62,498
Sponsor’s Fee, related party	(2,455)	(2,222)	(4,883)	(4,235)
Closing balance	392,729	381,878	392,729	381,878
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	392,729	381,878	392,729	381,878
Number of Shares:
Opening balance	4,759,200	3,838,700	4,700,500	3,777,700
Creations	-	674,900	58,700	735,900
Closing balance	4,759,200	4,513,600	4,759,200	4,513,600

	As of June 30,
	2025	2024
Price of ZEC on principal market(1)	$39.02	$20.53
Principal Market NAV per Share(2)	$3.22	$1.74
Index Price(3)	$38.96	$20.53
NAV per Share(3)	$3.21	$1.74

(1)
The Trust performed an assessment of the principal market at June 30, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of June 30, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2025 were Coinbase, Kraken, Gemini, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of June 30, 2024 were Coinbase, Kraken, and Gemini. See “Item 1. Business—Valuation of ZEC and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of June 30, 2025, the Trust had a net closing balance with a value of $15,300,710, based on the Index Price (non-GAAP methodology). As of June 30, 2025, the Trust had a total market value of $15,324,274, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 (the inception of the Trust’s operations) to June 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Jan-18
Apr-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 1, 2020 to June 30, 2025. During such period, the Index Price has ranged from $18.14 to $365.90, with the straight average being $71.46 through June 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$110.58	$365.90	5/12/2021	$50.82	7/2/2020	$126.86	$126.86
Twelve months ended June 30, 2022	$134.32	$295.19	11/25/2021	$53.08	6/30/2022	$53.08	$53.08
Twelve months ended June 30, 2023	$46.10	$79.61	8/11/2022	$24.09	6/10/2023	$33.22	$33.22
Twelve months ended June 30, 2024	$26.58	$34.92	3/13/2024	$18.98	1/9/2024	$20.53	$20.83
Twelve months ended June 30, 2025	$39.84	$76.20	12/2/2024	$18.14	7/5/2024	$38.96	$38.96
July 1, 2020 to June 30, 2025	$71.46	$365.90	5/12/2021	$18.14	7/5/2024	$38.96	$38.96

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from July 1, 2020 to June 30, 2025. During such period, the price of ZEC has ranged from $18.13 to $365.90, with the straight average being $71.47 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$110.60	$365.90	5/12/2021	$50.84	7/2/2020	$126.89	$126.89
Twelve months ended June 30, 2022	$134.34	$296.04	11/25/2021	$53.21	6/30/2022	$53.21	$53.21
Twelve months ended June 30, 2023	$46.11	$79.70	8/11/2022	$24.11	6/10/2023	$33.27	$33.27
Twelve months ended June 30, 2024	$26.58	$35.05	3/13/2024	$19.00	1/9/2024	$20.53	$20.83
Twelve months ended June 30, 2025	$39.85	$76.12	12/2/2024	$18.13	7/5/2024	$39.02	$39.02
July 1, 2020 to June 30, 2025	$71.47	$365.90	5/12/2021	$18.13	7/5/2024	$39.02	$39.02

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to June 30, 2025.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to June 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor or former Co-Sponsor of the Trust until May 3, 2025, as applicable, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust ETF violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a notice of appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. On May 12, 2025, Osprey withdrew the action and the appeal.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2025:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2025 - April 30, 2025	-	$-	-	$8.0
May 1, 2025 - May 31, 2025	-	-	-	8.0
June 1, 2025 - June 30, 2025	-	-	-	8.0
Total	-	$-	-	$8.0
(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through July 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

Date: August 1, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.