Form 10-Q
period 2025-09-30
Grayscale Zcash Trust (ZEC)
filed 2025-11-05
CIK 1720265

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 4,829,300

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in ZEC, at fair value (cost $48,022 and $48,480 as of September 30, 2025 and December 31, 2024, respectively)	$29,757	$22,040
Total assets	$29,757	$22,040
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$29,757	$22,040
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,811,500	4,700,500
Principal Market NAV per Share	$6.18	$4.69

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

September 30, 2025
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	394,550.34866028	$48,022	$29,757	100%
Total Investment		$48,022	$29,757	100%
Net assets			$29,757	100%

December 31, 2024
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	392,723.58934327	$48,480	$22,040	100%
Total Investment		$48,480	$22,040	100%
Net assets			$22,040	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	108	75	305	180
Net investment loss	(108)	(75)	(305)	(180)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEC	(193)	(228)	(595)	(717)
Net change in unrealized depreciation on investment in ZEC	14,483	3,082	8,175	1,074
Net realized and unrealized gain on investment	14,290	2,854	7,580	357
Net increase in net assets resulting from operations	$14,182	$2,779	$7,275	$177

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(108)	$(75)	$(305)	$(180)
Net realized loss on investment in ZEC	(193)	(228)	(595)	(717)
Net change in unrealized depreciation on investment in ZEC	14,483	3,082	8,175	1,074
Net increase in net assets resulting from operations	14,182	2,779	7,275	177
Increase in net assets from capital share transactions:
Shares issued	251	150	442	1,631
Net increase in net assets resulting from capital share transactions	251	150	442	1,631
Total increase in net assets from operations and capital share transactions	14,433	2,929	7,717	1,808
Net assets:
Beginning of period	15,324	7,840	22,040	8,961
End of period	$29,757	$10,769	$29,757	$10,769
Change in Shares outstanding:
Shares outstanding at beginning of period	4,759,200	4,513,600	4,700,500	3,777,700
Shares issued	52,300	54,400	111,000	790,300
Net increase in Shares	52,300	54,400	111,000	790,300
Shares outstanding at end of period	4,811,500	4,568,000	4,811,500	4,568,000

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

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in ZEC	$29,757	$29,757	$-	$-
December 31, 2024
Assets
Investment in ZEC	$22,040	$22,040	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 394,550.34866028 and 392,723.58934327 ZEC, respectively.

The Trust determined the fair value per ZEC to be $75.42 and $56.12 on September 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2023	323,614.61762737	$8,961
ZEC contributed	78,192.38923032	2,127
ZEC distributed for Sponsor’s Fee, related party	(9,083.41751442)	(296)
Net change in unrealized depreciation on investment in ZEC	-	12,154
Net realized loss on investment in ZEC	-	(906)
Balance at December 31, 2024	392,723.58934327	$22,040
ZEC contributed	9,178.18388146	442
ZEC distributed for Sponsor’s Fee, related party	(7,351.42456445)	(305)
Net change in unrealized depreciation on investment in ZEC	-	8,175
Net realized loss on investment in ZEC	-	(595)
Balance at September 30, 2025	394,550.34866028	$29,757

4. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0820 and 0.0835 of one ZEC at September 30, 2025 and December 31, 2024, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of September 30, 2025 and December 31, 2024, 696,675 and 741,843 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $107,912 and $75,473, respectively. For the nine months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $305,543 and $180,344, respectively. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

From March 2, 2022 through June 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$3.22	$1.74	$4.69	$2.37
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	(0.02)	(0.06)	(0.04)
Net realized and unrealized gain	2.98	0.64	1.55	0.03
Net increase (decrease) in net assets resulting from operations	2.96	0.62	1.49	(0.01)
Principal Market NAV, end of period	$6.18	$2.36	$6.18	$2.36
Total return	91.93%	35.63%	31.77%	-0.42%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of ZEC determined in accordance with the Trust’s accounting policy was $383.42 per ZEC.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gain on investment in ZEC	$14,290	$2,854	$7,580	$357
Net increase in net assets resulting from operations	$14,182	$2,779	$7,275	$177
Net assets(1)	$29,757	$10,769	$29,757	$10,769
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the three months ended September 30, 2025 was $14,290, which includes a realized loss of ($193) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $14,483. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $39.02 per ZEC as of June 30, 2025, to $75.42 per ZEC as of September 30, 2025. Net increase in net assets resulting from operations was $14,182 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $108. Net assets increased to $29,757 at September 30, 2025, a 94% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 4,290 ZEC with a value of $251 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,469 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the three months ended September 30, 2024 was $2,854, which includes a realized loss of ($228) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $3,082. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $20.53 per ZEC as of June 30, 2024, to $28.04 per ZEC as of September 30, 2024. Net increase in net assets resulting from operations was $2,779 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $75. Net assets increased to $10,769 at September 30, 2024, a 37% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and contribution of approximately 4,582 ZEC with a value of $150 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,401 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the nine months ended September 30, 2025 was $7,580, which includes a realized loss of ($595) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEC of $8,175. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $56.12 per ZEC as of December 31, 2024, to $75.42 per ZEC as of September 30, 2025. Net increase in net assets resulting from operations was $7,275 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $305. Net assets increased to $29,757 at September 30, 2025, a 35% increase for the nine-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 9,178 ZEC with a value of $442 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,352 ZEC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(All ZEC balances are rounded to the nearest whole ZEC)
ZEC:
Opening balance	392,729	381,878	392,724	323,615
Creations	4,290	4,582	9,178	67,080
Sponsor’s Fee, related party	(2,469)	(2,401)	(7,352)	(6,636)
Closing balance	394,550	384,059	394,550	384,059
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	394,550	384,059	394,550	384,059
Number of Shares:
Opening balance	4,759,200	4,513,600	4,700,500	3,777,700
Creations	52,300	54,400	111,000	790,300
Closing balance	4,811,500	4,568,000	4,811,500	4,568,000

	As of September 30,
	2025	2024
Price of ZEC on principal market(1)	$75.42	$28.04
Principal Market NAV per Share(2)	$6.18	$2.36
Index Price(3)	$75.76	$28.05
NAV per Share(3)	$6.21	$2.36

(1)
The Trust performed an assessment of the principal market at September 30, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of September 30, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of ZEC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025 were Coinbase, Kraken, Gemini, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Kraken, and Bitfinex. See “Item 1. Business—Valuation of ZEC and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance with a value of $29,891,134, based on the Index Price (non-GAAP methodology). As of September 30, 2025, the Trust had a total market value of $29,756,987, based on the Digital Asset Market price of ZEC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 (the inception of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Jan-18
Apr-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2020 to September 30, 2025. During such period, the Index Price has ranged from $18.14 to $365.90, with the straight average being $70.24 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$125.08	$365.90	5/12/2021	$52.82	11/3/2020	$105.93	$105.93
Twelve months ended September 30, 2022	$118.41	$295.19	11/25/2021	$52.71	7/13/2022	$56.20	$56.20
Twelve months ended September 30, 2023	$37.42	$56.80	10/4/2022	$24.07	9/11/2023	$27.16	$26.98
Twelve months ended September 30, 2024	$27.46	$44.15	8/17/2024	$18.14	7/5/2024	$28.05	$28.05
Twelve months ended September 30, 2025	$42.93	$76.20	12/2/2024	$25.71	10/3/2024	$75.76	$75.76
October 1, 2020 to September 30, 2025	$70.24	$365.90	5/12/2021	$18.14	7/5/2024	$75.76	$75.76

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from October 1, 2020 to September 30, 2025. During such period, the price of ZEC has ranged from $18.13 to $365.90, with the straight average being $70.25 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$125.09	$365.90	5/12/2021	$53.10	11/3/2020	$105.67	$105.67
Twelve months ended September 30, 2022	$118.44	$296.04	11/25/2021	$52.71	7/13/2022	$56.19	$56.19
Twelve months ended September 30, 2023	$37.43	$56.80	10/4/2022	$24.07	9/11/2023	$27.15	$26.95
Twelve months ended September 30, 2024	$27.46	$44.07	8/17/2024	$18.13	7/5/2024	$28.04	$28.04
Twelve months ended September 30, 2025	$42.95	$76.12	12/2/2024	$25.67	10/3/2024	$75.42	$75.42
October 1, 2020 to September 30, 2025	$70.25	$365.90	5/12/2021	$18.13	7/5/2024	$75.42	$75.42

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to September 30, 2025.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended and supplemented from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$8.0
August 1, 2025 - August 31, 2025	-	-	-	8.0
September 1, 2025 - September 30, 2025	-	-	-	8.0
Total	-	$-	-	$8.0
(1)
On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased $2.0 million worth of Shares of the Trust. From July 1, 2022 through October 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

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

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.