Form 10-Q
period 2026-03-31
Grayscale Zcash Trust (ZEC)
filed 2026-05-08
CIK 1720265

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of May 4, 2026: 4,829,300

Grayscale® Zcash Trust (ZEC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Zcash Trust (ZEC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in ZEC, at fair value (cost $47,616 and $47,911 as of March 31, 2026 and December 31, 2025, respectively)	$99,446	$200,441
Total assets	$99,446	$200,441
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$99,446	$200,441
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,829,300	4,829,300
Principal Market NAV per Share	$20.59	$41.51

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

March 31, 2026
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	391,103.88769118	$47,616	$99,446	100%
Total Investment		$47,616	$99,446	100%
Net assets			$99,446	100%

December 31, 2025
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	393,522.33134026	$47,911	$200,441	100%
Total Investment		$47,911	$200,441	100%
Net assets			$200,441	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	720	96
Net investment loss	(720)	(96)
Net realized and unrealized loss from:
Net realized gain (loss) on investment in ZEC	425	(202)
Net change in unrealized appreciation/depreciation on investment in ZEC	(100,700)	(6,884)
Net realized and unrealized loss on investment	(100,275)	(7,086)
Net decrease in net assets resulting from operations	$(100,995)	$(7,182)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment loss	$(720)	$(96)
Net realized gain (loss) on investment in ZEC	425	(202)
Net change in unrealized appreciation/depreciation on investment in ZEC	(100,700)	(6,884)
Net decrease in net assets resulting from operations	(100,995)	(7,182)
Decrease in net assets from capital share transactions:
Shares issued	-	191
Net increase in net assets resulting from capital share transactions	-	191
Total decrease in net assets from operations and capital share transactions	(100,995)	(6,991)
Net assets:
Beginning of period	200,441	22,040
End of period	$99,446	$15,049
Change in Shares outstanding:
Shares outstanding at beginning of period	4,829,300	4,700,500
Shares issued	-	58,700
Net increase in Shares	-	58,700
Shares outstanding at end of period	4,829,300	4,759,200

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 23, 2017 and commenced operations on October 24, 2017. In general, the Trust holds Zcash (“ZEC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEC. As of March 31, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, less the Trust’s expenses and other liabilities.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in ZEC	$99,446	$99,446	$-	$-
December 31, 2025
Assets
Investment in ZEC	$200,441	$200,441	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 391,103.88769118 and 393,522.33134026 ZEC, respectively.

The Trust determined the fair value per ZEC to be $254.27 and $509.35 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2024	392,723.58934327	$22,040
ZEC contributed	4,888.23272520	191
ZEC distributed for Sponsor’s Fee, related party	(2,427.56268494)	(96)
Net change in unrealized appreciation/depreciation on investment in ZEC	-	(6,884)
Net realized loss on investment in ZEC	-	(202)
Balance at March 31, 2025	395,184.25938353	$15,049

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2025	393,522.33134026	$200,441
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(2,418.44364908)	(720)
Net change in unrealized appreciation/depreciation on investment in ZEC	-	(100,700)
Net realized gain on investment in ZEC	-	425
Balance at March 31, 2026	391,103.88769118	$99,446

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0810 and 0.0815 of one ZEC at March 31, 2026 and December 31, 2025, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of March 31, 2026 and December 31, 2025, 749,481 and 713,306 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $719,633 and $96,512, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through March 31, 2026, DCG had not purchased any Shares of the Trust under this authorization.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in ZEC, and its net asset value and results of operations are directly affected by the price of ZEC, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to ZEC and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of ZEC.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$41.51	$4.69
Net decrease in net assets from investment operations:
Net investment loss	(0.15)	(0.02)
Net realized and unrealized loss	(20.77)	(1.51)
Net decrease in net assets resulting from operations	(20.92)	(1.53)
Principal Market NAV, end of period	$20.59	$3.16
Total return	-50.40%	-32.62%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Prior to April 1, 2026, the Trust valued the ZEC held by the Trust for operational purposes by reference to the CoinDesk Zcash Price Index (ZCX). As of April 1, 2026, the Index is the CoinDesk Zcash Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Zcash Price Index (ZCX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Zcash Benchmark Rate.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in ZEC	$(100,275)	$(7,086)
Net decrease in net assets resulting from operations	$(100,995)	$(7,182)
Net assets(1)	$99,446	$15,049
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEC for the three months ended March 31, 2026 was ($100,275), which includes a realized gain of $425 on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of ($100,700). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $509.35 per ZEC as of December 31, 2025, to $254.27 per ZEC as of March 31, 2026. Net decrease in net assets resulting from operations was ($100,995) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $720. Net assets decreased to $99,446 at March 31, 2026, a 50% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 2,418 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the three months ended March 31, 2025 was ($7,086), which includes a realized loss of ($202) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of ($6,884). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $56.12 per ZEC as of December 31, 2024, to $38.08 per ZEC as of March 31, 2025. Net decrease in net assets resulting from operations was ($7,182) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $96. Net assets decreased to $15,049 at March 31, 2025, a 32% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately

2,428 ZEC to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,888 ZEC with a value of $191 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	As of March 31,
	2026	2025
Price of ZEC on principal market	$254.27	$38.08
Principal Market NAV per Share(1)	$20.59	$3.16
Principal Market NAV(1)	$99,445,986	$15,048,617
Index Price	$254.35	$38.08
NAV per Share(2)	$20.60	$3.16
NAV(2)	$99,477,274	$15,048,617

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ZEC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Coinbase, Kraken, and Gemini. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, Kraken, Gemini, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of May 4, 2026 were Binance, Gemini, Kraken and OKX. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 (the inception of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from April 1, 2021 to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$154.52	$365.90	5/12/2021	$85.19	1/27/2022	$180.10	$180.10
Twelve months ended March 31, 2023	$65.45	$193.13	4/1/2022	$31.48	3/11/2023	$39.12	$39.12
Twelve months ended March 31, 2024	$29.01	$42.71	4/16/2023	$18.98	1/9/2024	$30.52	$30.90
Twelve months ended March 31, 2025	$35.49	$76.20	12/2/2024	$18.14	7/5/2024	$38.08	$38.08
Twelve months ended March 31, 2026	$195.50	$685.96	11/7/2025	$31.01	4/17/2025	$254.35	$254.35
April 1, 2021 to March 31, 2026	$95.96	$685.96	11/7/2025	$18.14	7/5/2024	$254.35	$254.35

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from April 1, 2021 to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$154.54	$365.90	5/12/2021	$85.19	1/27/2022	$179.99	$179.99
Twelve months ended March 31, 2023	$65.48	$193.18	4/1/2022	$31.48	3/11/2023	$39.15	$39.15
Twelve months ended March 31, 2024	$29.01	$42.71	4/16/2023	$19.00	1/9/2024	$30.51	$30.90
Twelve months ended March 31, 2025	$35.49	$76.12	12/2/2024	$18.13	7/5/2024	$38.08	$38.08
Twelve months ended March 31, 2026	$195.51	$686.27	11/7/2025	$30.99	4/17/2025	$254.27	$254.27
April 1, 2021 to March 31, 2026	$95.97	$686.27	11/7/2025	$18.13	7/5/2024	$254.27	$254.27

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 18, 2021 to March 31, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from October 18, 2021 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2026:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2026 - January 31, 2026	-	$-	-	$8.0
February 1, 2026 - February 28, 2026	-	-	-	8.0
March 1, 2026 - March 31, 2026	-	-	-	8.0
Total	-	$-	-	$8.0
(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through May 4, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“Board””— Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—Prior to April 1, 2026, the CoinDesk Zcash Price Index (ZCX). As of April 1, 2026, the Index is the CoinDesk Zcash Benchmark Rate.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

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

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.