Form 10-Q
period 2026-06-30
Grayscale Zcash Trust (ZEC)
filed 2026-08-04
CIK 1720265

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 4,829,300

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in ZEC, at fair value (cost $47,320 and $47,911 as of June 30, 2026 and December 31, 2025, respectively)	$155,252	$200,441
Total assets	$155,252	$200,441
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$155,252	$200,441
Shares issued and outstanding, no par value (unlimited Shares authorized)	4,829,300	4,829,300
Principal Market NAV per Share	$32.15	$41.51

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

June 30, 2026
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	388,673.68359943	$47,320	$155,252	100%
Total Investment		$47,320	$155,252	100%
Net assets			$155,252	100%

December 31, 2025
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	393,522.33134026	$47,911	$200,441	100%
Total Investment		$47,911	$200,441	100%
Net assets			$200,441	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,063	101	1,783	197
Net investment loss	(1,063)	(101)	(1,783)	(197)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in ZEC	767	(200)	1,192	(402)
Net change in unrealized appreciation/depreciation on investment in ZEC	56,102	576	(44,598)	(6,308)
Net realized and unrealized gain (loss) on investment	56,869	376	(43,406)	(6,710)
Net increase (decrease) in net assets resulting from operations	$55,806	$275	$(45,189)	$(6,907)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment loss	$(1,063)	$(101)	$(1,783)	$(197)
Net realized gain (loss) on investment in ZEC	767	(200)	1,192	(402)
Net change in unrealized appreciation/depreciation on investment in ZEC	56,102	576	(44,598)	(6,308)
Net increase (decrease) in net assets resulting from operations	55,806	275	(45,189)	(6,907)
Increase (decrease) in net assets from capital share transactions:
Shares issued	-	-	-	191
Net increase in net assets resulting from capital share transactions	-	-	-	191
Total increase (decrease) in net assets from operations and capital share transactions	55,806	275	(45,189)	(6,716)
Net assets:
Beginning of period	99,446	15,049	200,441	22,040
End of period	$155,252	$15,324	$155,252	$15,324
Change in Shares outstanding:
Shares outstanding at beginning of period	4,829,300	4,759,200	4,829,300	4,700,500
Shares issued	-	-	-	58,700
Net increase in Shares	-	-	-	58,700
Shares outstanding at end of period	4,829,300	4,759,200	4,829,300	4,759,200

See accompanying notes to the unaudited financial statements.

GRAYSCALE ZCASH TRUST (ZEC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Zcash Trust (ZEC) (the “Trust”) is a Delaware Statutory Trust that was formed on October 23, 2017 and commenced operations on October 24, 2017. In general, the Trust holds Zcash (“ZEC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEC. As of June 30, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on the ZEC per Share) to reflect the value of the ZEC held by the Trust, less the Trust’s expenses and other liabilities.

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

The Trust’s Shares have traded on OTC Markets since October 18, 2021. The Trust’s trading symbol on OTCQX is “ZCSH” and the CUSIP number for its Shares is 38964G108.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in ZEC	$155,252	$155,252	$-	$-
December 31, 2025
Assets
Investment in ZEC	$200,441	$200,441	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 388,673.68359943 and 393,522.33134026 ZEC, respectively.

The Trust determined the fair value per ZEC to be $399.44 and $509.35 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2024	392,723.58934327	$22,040
ZEC contributed	4,888.23272520	191
ZEC distributed for Sponsor’s Fee, related party	(4,883.12100169)	(197)
Net change in unrealized appreciation/depreciation on investment in ZEC	-	(6,308)
Net realized loss on investment in ZEC	-	(402)
Balance at June 30, 2025	392,728.70106678	$15,324

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2025	393,522.33134026	$200,441
ZEC contributed	-	-
ZEC distributed for Sponsor’s Fee, related party	(4,848.64774083)	(1,783)
Net change in unrealized appreciation/depreciation on investment in ZEC	-	(44,598)
Net realized gain on investment in ZEC	-	1,192
Balance at June 30, 2026	388,673.68359943	$155,252

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0805 and 0.0815 of one ZEC at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and December 31, 2025, 757,202 and 713,306 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, monthly in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $1,062,952 and $101,119, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $1,782,585 and $197,631, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$20.59	$3.16	$41.51	$4.69
Net decrease in net assets from investment operations:
Net investment loss	(0.22)	(0.02)	(0.37)	(0.04)
Net realized and unrealized gain (loss)	11.78	0.08	(8.99)	(1.43)
Net increase (decrease) in net assets resulting from operations	11.56	0.06	(9.36)	(1.47)
Principal Market NAV, end of period	$32.15	$3.22	$32.15	$3.22
Total return	56.14%	1.90%	-22.55%	-31.34%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEC. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the ZEC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized gain (loss) on investment in ZEC	$56,869	$376	$(43,406)	$(6,710)
Net increase (decrease) in net assets resulting from operations	$55,806	$275	$(45,189)	$(6,907)
Net assets(1)	$155,252	$15,324	$155,252	$15,324
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEC for the three months ended June 30, 2026 was $56,869, which includes a realized gain of $767 on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of $56,102. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $254.27 per ZEC as of March 31, 2026, to $399.44 per ZEC as of June 30, 2026. Net increase in net assets resulting from operations was $55,806 for the three months ended June 30, 2026, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $1,063. Net assets increased to $155,252 at June 30, 2026, a 56% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,430 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEC for the three months ended June 30, 2025 was $376, which includes a realized loss of ($200) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of $576. Net realized and unrealized gain on investment in ZEC for the period was driven by ZEC price appreciation from $38.08 per ZEC as of March 31, 2025 to $39.02 per ZEC as of June 30, 2025. Net increase in net assets resulting from operations was $275 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in ZEC, less the Sponsor’s Fee of $101. Net assets increased to $15,324 at June 30, 2025, a 2% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation, partially offset by the withdrawal of approximately 2,455 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the six months ended June 30, 2026 was ($43,406), which includes a realized gain of $1,192 on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of ($44,598). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $509.35 per ZEC as of December 31, 2025, to $399.44 per ZEC as of June 30, 2026. Net decrease in net assets resulting from operations was ($45,189) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $1,783. Net assets decreased to $155,252 at June 30, 2026, a 23% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 4,849 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEC for the six months ended June 30, 2025 was ($6,710), which includes a realized loss of ($402) on the transfer of ZEC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEC of ($6,308). Net realized and unrealized loss on investment in ZEC for the period was driven by ZEC price depreciation from $56.12 per ZEC as of December 31, 2024, to $39.02 per ZEC as of June 30, 2025. Net decrease in net assets resulting from operations was ($6,907) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEC, plus the Sponsor’s Fee of $197. Net assets decreased to $15,324 at June 30, 2025, a 30% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEC price depreciation and the withdrawal of approximately 4,883 ZEC to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,888 ZEC with a value of $191 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of ZEC on principal market	$399.44	$39.02
Principal Market NAV per Share(1)	$32.15	$3.22
Principal Market NAV(1)	$155,251,816	$15,324,274
Index Price	$399.21	$38.96
NAV per Share(2)	$32.13	$3.21
NAV(2)	$155,162,421	$15,300,710

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ZEC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Gemini, Kraken and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Kraken, Gemini, and Bitfinex. The Digital Asset Trading Platforms included in the Index as of July 30, 2026 were Binance, Bitstamp by Robinhood, Gemini, Kraken and OKX. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from October 24, 2017 (the inception of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$134.32	$295.19	11/25/2021	$53.08	6/30/2022	$53.08	$53.08
Twelve months ended June 30, 2023	$46.10	$79.61	8/11/2022	$24.09	6/10/2023	$33.22	$33.22
Twelve months ended June 30, 2024	$26.58	$34.92	3/13/2024	$18.98	1/9/2024	$20.53	$20.83
Twelve months ended June 30, 2025	$39.84	$76.20	12/2/2024	$18.14	7/5/2024	$38.96	$38.96
Twelve months ended June 30, 2026	$294.84	$685.96	11/7/2025	$35.01	8/2/2025	$399.21	$399.21
July 1, 2021 to June 30, 2026	$108.29	$685.96	11/7/2025	$18.14	7/5/2024	$399.21	$399.21

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$134.34	$296.04	11/25/2021	$53.21	6/30/2022	$53.21	$53.21
Twelve months ended June 30, 2023	$46.11	$79.70	8/11/2022	$24.11	6/10/2023	$33.27	$33.27
Twelve months ended June 30, 2024	$26.58	$35.05	3/13/2024	$19.00	1/9/2024	$20.53	$20.83
Twelve months ended June 30, 2025	$39.85	$76.12	12/2/2024	$18.13	7/5/2024	$39.02	$39.02
Twelve months ended June 30, 2026	$294.84	$686.27	11/7/2025	$35.03	8/19/2025	$399.44	$399.44
July 1, 2021 to June 30, 2026	$108.30	$686.27	11/7/2025	$18.13	7/5/2024	$399.44	$399.44

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from October 18, 2021 to June 30, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from October 18, 2021 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of ZCSH Purchased	(b) Average Price Paid per Share of ZCSH	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$8.0
May 1, 2026 - May 31, 2026	-	-	-	8.0
June 1, 2026 - June 30, 2026	-	-	-	8.0
Total	-	$-	-	$8.0
(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through July 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1†#	Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 99.2 to Amendment No. 3 to the Registration Statement filed by the Registrant on July 31, 2026).

10.2†#

Transfer Agency and Service Agreement, dated October 9, 2025, between the Trust and the Transfer Agent (incorporated by reference to Exhibit 99.7 to Amendment No. 3 to the Registration Statement filed by the Registrant on July 31, 2026).

10.3†#

Amendment No. 2 to the Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 99.12 to Amendment No. 3 to the Registration Statement filed by the Registrant on July 31, 2026).

10.4†#	Amendment No. 2 to the Transfer Agency and Service Agreement (incorporated by reference to Exhibit 99.13 to Amendment No. 3 to the Registration Statement filed by the Registrant on July 31, 2026).

10.5†#	Prime Broker Agreement (incorporated by reference to Exhibit 99.1 to Amendment No. 3 to the Registration Statement filed by the Registrant on July 31, 2026).

10.6†	Amendment No.2 to the Prime Broker Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

† # *

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

Previously filed.

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

“Board”— Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ZEC required for Creation Baskets.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Zcash Trust (ZEC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.