Form 10-Q
period 2026-09-30
Zcash ETF
filed 2026-11-05
CIK 1720265

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-43458

The Zcash ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6646113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
The Zcash ETF Shares	ZCSH	NYSE Arca, Inc.

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

Number of Shares of the registrant outstanding as of November 2, 2026: 22,197,900

THE Zcash ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

THE ZCASH ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	December 31, 2025(1)
Assets:
Investment in ZEC, at fair value (cost $345,442 and $47,911 as of September 30, 2026 and December 31, 2025, respectively)	$875,620	$200,441
Receivable for investments sold	30,246	-
Total assets	$905,866	$200,441
Liabilities:
Payable for capital shares redeemed	$30,246	$-
Sponsor’s Fee payable, related party	-	-
Total liabilities	30,246	-
Net assets	$875,620	$200,441
Shares issued and outstanding, no par value (unlimited Shares authorized)	23,167,900	14,487,900
Principal Market NAV per Share	$37.79	$13.84

(1)
Share amounts have been retroactively adjusted to reflect the 3-for-1 share split (the “Share Split”) of the Trust’s issued and outstanding Shares completed on September 30, 2026.

See accompanying notes to the unaudited financial statements.

THE ZCASH ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEC and percentages)

September 30, 2026
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	617,643.15248425	$345,442	$875,620	100%
Total Investment		$345,442	$875,620	100%
Net assets			$875,620	100%

December 31, 2025
	Quantity of ZEC	Cost	Fair Value	% of Net Assets
Investment in ZEC	393,522.33134026	$47,911	$200,441	100%
Total Investment		$47,911	$200,441	100%
Net assets			$200,441	100%

See accompanying notes to the unaudited financial statements.

THE ZCASH ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	2,393	108	4,176	305
Net investment loss	(2,393)	(108)	(4,176)	(305)
Net realized and unrealized gain from:
Net realized gain (loss) from:
ZEC sold to pay expenses	1,604	(193)	2,796	(595)
ZEC sold for redemption of Shares	31,157	-	31,157	-
Net realized gain (loss)	32,761	(193)	33,953	(595)
Net change in unrealized appreciation/depreciation	422,246	14,483	377,648	8,175
Net realized and unrealized gain	455,007	14,290	411,601	7,580
Net increase in net assets resulting from operations	$452,614	$14,182	$407,425	$7,275

See accompanying notes to the unaudited financial statements.

THE ZCASH ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase in net assets from operations:
Net investment loss	$(2,393)	$(108)	$(4,176)	$(305)
Net realized gain (loss)	32,761	(193)	33,953	(595)
Net change in unrealized appreciation/depreciation	422,246	14,483	377,648	8,175
Net increase in net assets resulting from operations	452,614	14,182	407,425	7,275
Increase in net assets from capital share transactions:
Shares issued	318,229	251	318,229	442
Shares redeemed	(50,475)	-	(50,475)	-
Net increase in net assets resulting from capital share transactions	267,754	251	267,754	442
Total increase in net assets from operations and capital share transactions	720,368	14,433	675,179	7,717
Net assets:
Beginning of period	155,252	15,324	200,441	22,040
End of period	$875,620	$29,757	$875,620	$29,757
Change in Shares outstanding:(1)
Shares outstanding at beginning of period	14,487,900	14,277,600	14,487,900	14,101,500
Shares issued	10,080,000	156,900	10,080,000	333,000
Shares redeemed	(1,400,000)	-	(1,400,000)	-
Net increase in Shares	8,680,000	156,900	8,680,000	333,000
Shares outstanding at end of period	23,167,900	14,434,500	23,167,900	14,434,500

(1)
Share amounts have been retroactively adjusted to reflect the 3-for-1 Share Split of the Trust’s issued and outstanding Shares completed on September 30, 2026.

See accompanying notes to the unaudited financial statements.

THE ZCASH ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

The Zcash ETF (the “Trust”) is a Delaware Statutory Trust that was formed on October 23, 2017 and commenced operations on October 24, 2017. On August 24, 2026, the Trust changed its name from Grayscale Zcash Trust (ZEC) to The Zcash ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust’s investment objective is for the value of the Shares (based on the ZEC per Share) to reflect the value of the Zcash tokens (“ZEC”) held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for ZEC.

The Trust’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on August 24, 2026 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “ZCSH” on August 25, 2026 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust, and Foreside Fund Services, LLC is the marketing agent of the Trust (the “Marketing Agent”).

Prior to August 25, 2026, the Trust’s Shares had traded on OTC Markets since October 18, 2021. Until August 24, 2026, the Trust’s trading symbol on the OTCQX Best Market® of OTC Markets Group Inc. (“OTCQX”) was “ZCSH.” On August 25, 2026, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-291800). The Trust’s trading symbol on NYSE Arca is “ZCSH” and the CUSIP number for its Shares is 38964G108.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for ZEC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in ZEC, including receiving ZEC for the creation of Shares and delivering ZEC for the redemption of Shares and for the payment of the Sponsor’s Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

On September 30, 2026, the Trust completed a 3-for-1 Share Split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on September 28, 2026, received two additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to September 30, 2026 have been retroactively adjusted to reflect the effects of the Share Split.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEC in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of ZEC in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of ZEC for Share creations and the delivery of ZEC for Share redemptions, or for payment of expenses in ZEC. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in ZEC.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in ZEC	$875,620	$875,620	$-	$-
December 31, 2025
Assets
Investment in ZEC	$200,441	$200,441	$-	$-

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

3. Fair Value of ZEC

ZEC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2026 and December 31, 2025, the Trust held 617,643.15248425 and 393,522.33134026 ZEC, respectively.

The Trust determined the fair value per ZEC to be $1,417.68 and $509.35 on September 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market (as defined herein) considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEC and the respective fair value:

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2024	392,723.58934327	$22,040
ZEC contributed	9,178.18388146	442
ZEC distributed for expenses	(7,351.42456445)	(305)
Net realized loss	-	(595)
Net change in unrealized appreciation/depreciation	-	8,175
Balance at September 30, 2025	394,550.34866028	$29,757

(Amounts in thousands, except ZEC amounts)	Quantity	Fair Value
Balance at December 31, 2025	393,522.33134026	$200,441
ZEC contributed	269,101.61393657	318,229
ZEC redeemed	(37,338.38722281)	(50,475)
ZEC distributed for expenses	(7,642.40556977)	(4,176)
Net realized gain	-	33,953
Net change in unrealized appreciation/depreciation	-	377,648
Balance at September 30, 2026	617,643.15248425	$875,620

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of ZEC to the Trust or the distribution of ZEC by the Trust. The amount of ZEC required for each Basket of Shares issued by the Trust (“Creation Basket”) or the amount of ZEC for each Basket of Shares redeemed by the Trust (“Redemption Basket”) is determined by dividing (x) the amount of ZEC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0267 and 0.0272 of one ZEC at September 30, 2026 and December 31, 2025, respectively. The decrease in the amount of ZEC represented by each Share is primarily a result of the periodic withdrawal of ZEC to pay the Sponsor’s Fee.

As of the date of this Report, Authorized Participants may submit orders to create Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants, but the Trust does not currently permit the redemption of Shares through in-kind orders, and Authorized Participants must submit orders to redeem Shares as cash orders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	10,080,000	156,900	10,080,000	333,000
Shares redeemed	(1,400,000)	-	(1,400,000)	-
Net Change in Number of Shares Issued and Redeemed	8,680,000	156,900	8,680,000	333,000

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$318,229	$251	$318,229	$442
Shares redeemed	(50,475)	-	(50,475)	-
Net Change in Value of Shares Issued and Redeemed	$267,754	$251	$267,754	$442
(1)
Share amounts for periods presented prior to the Share Split have been retroactively adjusted to reflect the 3-for-1 Share Split of the Trust’s issued and outstanding Shares completed on September 30, 2026.

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s net assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2026 and December 31, 2025, 5,481,648 and 2,139,918 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEC, daily in arrears. The amount of ZEC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEC is determined by reference to the global trading platform market for the trading of ZEC (“Digital Asset Trading Platform Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right which are incident to the Trust’s ownership of ZEC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“Incidental Rights”) or any virtual currency token, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) as of September 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2026 and 2025.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities
Exchange Act of 1934, as amended (the “Exchange Act”); printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw ZEC from a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEC on the Trust’s behalf (“Vault Balance”) in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ZEC into U.S. dollars or other fiat currencies at the price per single unit of such ZEC, determined net of any associated fees, at which the Trust is able to sell such ZEC for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEC in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $2,393,792 and $107,912, respectively. For the nine months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $4,176,377 and $305,543, respectively. As of September 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On September 8, 2026, DCG acquired shares of the Trust having an aggregate value of approximately $100 million through an Authorized Participant, or its designee in connection with in-kind orders, in exchange for 85,705.32563297 ZEC tokens. The shares have no preference features associated with them and are economically the same as other shares of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Share Data:(1)
Principal Market NAV, beginning of period	$10.72	$1.07	$13.84	$1.56
Net increase in net assets from investment operations:
Net investment loss	(0.14)	(0.01)	(0.27)	(0.02)
Net realized and unrealized gain	27.21	1.00	24.22	0.52
Net increase in net assets resulting from operations	27.07	0.99	23.95	0.50
Principal Market NAV, end of period	$37.79	$2.06	$37.79	$2.06
Total return	252.52%	91.93%	173.05%	31.77%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Total expenses	-2.50%	-2.50%	-2.50%	-2.50%
(1)
Per Share amounts for periods presented prior to the Share Split have been retroactively adjusted to reflect the 3-for-1 Share Split of the Trust’s issued and outstanding Shares completed on September 30, 2026.

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

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

On November 5, 2026, the Sponsor, on behalf of the Trust, and Grayscale Securities, LLC (the “Advertising Review and Filing Agent”), an affiliate of the Sponsor, entered into an advertising review and filing agent agreement (the “Advertising Review and Filing Agent Agreement”), pursuant to which, effective November 5, 2026, the Advertising Review and Filing Agent reviews and approves marketing materials for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising rules, files applicable marketing materials with FINRA, and provides certain additional marketing-related services. The fees of the Advertising Review and Filing Agent under the Advertising Review and Filing Agent Agreement are paid on behalf of the Trust by the Sponsor.

Also on November 5, 2026, the Sponsor, on behalf of the Trust, and the Marketing Agent entered into Amendment No. 4 (the “Marketing Agent Amendment”) to the Marketing Agent Agreement, dated as of October 22, 2025 (as amended, the “Marketing Agent Agreement”). Pursuant to the Marketing Agent Amendment, effective November 5, 2026, the Marketing Agent no longer reviews marketing materials or files marketing materials with FINRA on behalf of the Trust. The Marketing Agent continues to provide its other services under the Marketing Agent Agreement, including working with the Transfer Agent to review and approve orders placed by Authorized Participants for the creation or redemption of Baskets.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Sponsor”) acting on behalf of the Trust. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for ZEC and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Zcash tokens (“ZEC”), a type of digital asset based on an open-source cryptographic protocol, and, from time to time, issues blocks of 10,000 common units of fractional undivided beneficial interest in, and ownership of, the Trust (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Trust and the Sponsor concerning the creation and redemption of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of ZEC. On August 24, 2026 in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-3, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca, Inc. (“NYSE Arca”) on August 25, 2026, following the effectiveness of the Trust’s registration statement on Form S-3. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEC per Share) to reflect the value of the ZEC held by the Trust, determined by reference to the U.S. dollar value of a ZEC derived from the digital asset trading platforms reflected in the CoinDesk Zcash Benchmark Rate (the “Index”), calculated at 4:00 p.m., New York time, on each business day (the “Index Price”), less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEC. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to April 1, 2026, the Trust valued the ZEC held by the Trust for operational purposes by reference to the CoinDesk Zcash Price Index (ZCX), which constituted the Index. From and after April 1, 2026, the Index is the CoinDesk Zcash Benchmark Rate which is used to calculate the Trust’s non-GAAP net asset value (“NAV”) and NAV per Share. NAV is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses); NAV per Share is NAV divided by the number of Shares outstanding. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Report on Form 10-Q, refer to the CoinDesk Zcash Price Index (ZCX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Zcash Benchmark Rate.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of ZEC by the Trust in connection with Share creations and the delivery of ZEC by the Trust in connection with Share redemptions or for payment of expenses in ZEC. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of ZEC to satisfy the Trust’s obligation to pay the Sponsor a fee that accrues daily in U.S. dollars at an annual rate of 2.5% of the aggregate value of the Trust’s assets, less its liabilities, as calculated and published by the Sponsor, and is payable in ZEC daily in arrears (the “Sponsor’s Fee”).

The Sponsor intends to use 100% of the Sponsor’s Fee received from the Trust for up to the 12 months following the effectiveness of its registration statement for activities in support of the Trust and initiatives that support the development, marketing and education of the Zcash Network. This commitment is a voluntary undertaking by the Sponsor, paid from the Sponsor’s own funds after receipt of the Sponsor’s Fee, and is not an obligation of the Trust. The Sponsor may modify or discontinue this commitment at any time in its sole discretion.

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report. The Trust receives ZEC only in connection with a creation order from an Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of ZEC in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, ZEC and price of ZEC amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized and unrealized gain	$455,007	$14,290	$411,601	$7,580
Net increase in net assets resulting from operations	$452,614	$14,182	$407,425	$7,275
Net assets(1)	$875,620	$29,757	$875,620	$29,757
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEC on an electronic marketplace where participants may trade, buy and sell ZEC based on bid-ask trading (a “Digital Asset Trading Platform”) that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $455,007, which includes a realized gain of $1,604 on the transfer of ZEC to pay expenses, a realized gain of $31,157 on the sale of ZEC to meet redemptions, and net change in unrealized appreciation/depreciation of $422,246. Net realized and unrealized gain for the period was driven by ZEC price appreciation from $399.44 per ZEC as of June 30, 2026, to $1,417.68 per ZEC as of September 30, 2026. Net increase in net assets resulting from operations was $452,614 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment loss of ($2,393). Net assets increased to $875,620 at September 30, 2026, a 464% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 269,102 ZEC with a value of $318,229 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,794 ZEC to pay the foregoing Sponsor’s Fee, and the redemption of approximately 37,338 ZEC with a value of $50,475 from the Trust.

Net realized and unrealized gain for the three months ended September 30, 2025 was $14,290, which includes a realized loss of ($193) on the transfer of ZEC to pay expenses and net change in unrealized appreciation/depreciation of $14,483. Net realized and unrealized gain for the period was driven by ZEC price appreciation from $39.02 per ZEC as of June 30, 2025, to $75.42 per ZEC as of September 30, 2025. Net increase in net assets resulting from operations was $14,182 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($108). Net assets increased to $29,757 at September 30, 2025, a 94% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 4,290 ZEC with a value of $251 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,469 ZEC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain for the nine months ended September 30, 2026 was $411,601, which includes a realized gain of $2,796 on the transfer of ZEC to pay expenses, a realized gain of $31,157 on the sale of ZEC to meet redemptions, and net change in unrealized appreciation/depreciation of $377,648. Net realized and unrealized gain for the period was driven by ZEC price appreciation from $509.35 per ZEC as of December 31, 2025, to $1,417.68 per ZEC as of September 30, 2026. Net increase in net assets resulting from operations was $407,425 for the nine months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment loss of ($4,176). Net assets increased to $875,620 at September 30, 2026, a 337% increase for the nine-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 269,102 ZEC with a value of $318,229 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,642 ZEC to pay the foregoing Sponsor’s Fee, and the redemption of approximately 37,338 ZEC with a value of $50,475 from the Trust.

Net realized and unrealized gain for the nine months ended September 30, 2025 was $7,580, which includes a realized loss of ($595) on the transfer of ZEC to pay expenses and net change in unrealized appreciation/depreciation of $8,175. Net realized and unrealized gain for the period was driven by ZEC price appreciation from $56.12 per ZEC as of December 31, 2024, to $75.42 per ZEC as of September 30, 2025. Net increase in net assets resulting from operations was $7,275 for the nine months ended September 30,

2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($305). Net assets increased to $29,757 at September 30, 2025, a 35% increase for the nine-month period. The increase in net assets resulted from the aforementioned ZEC price appreciation and the contribution of approximately 9,178 ZEC with a value of $442 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,352 ZEC to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creation or redemption orders effected through cash transactions (“Cash Orders”) and has not otherwise had or maintained a cash balance at any time since inception. When selling ZEC in the Digital Asset Market on behalf of the Trust to pay expenses incurred by the Trust in addition to the Sponsor’s Fee that the Sponsor is not obligated to assume, the Sponsor endeavors to sell the exact amount of ZEC needed to pay expenses in order to minimize the Trust’s holdings of assets other than ZEC. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of September 30,
	2026	2025
Price of ZEC on principal market	$1,417.68	$75.42
Principal Market NAV per Share(1)(2)	$37.79	$2.06
Principal Market NAV(2)	$875,620,344	$29,756,987
Index Price	$1,418.16	$75.76
NAV per Share(1)(3)	$37.81	$2.07
NAV(3)	$875,916,813	$29,891,134

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted to reflect the 3-for-1 Share Split of the Trust’s issued and outstanding Shares completed on September 30, 2026.
(2)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ZEC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2026 were Binance, Bitstamp by Robinhood, Gemini, Kraken and OKX. The Digital Asset Trading Platforms included in the Index as of September 30, 2025 were Bitfinex, Coinbase, Gemini, and Kraken. See “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the ZEC for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the ZEC for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the ZEC are delivered or removed from the Trust for settlement.

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

The Trust’s performance prior to August 25, 2026 is based on market-determined prices on the applicable marketplace operated by OTC Markets Group Inc. (“OTC Markets”) and on the Trust’s performance without an ongoing share creation and redemption program. Prior to August 25, 2026, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of August 25, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to August 25, 2026 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to August 25, 2026.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for the period prior to September 30, 2026) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for the period prior to September 30, 2026) from October 24, 2017 (the inception of the Trust’s operations) to September 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEC Industry and Market—ZEC Value—The Index and the Index Price” in our Annual Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Oct-17
Jan-18
Apr-18
Jul-18
Oct-18
Jan-19
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
Apr-21
Jul-21
Oct-21
Jan-22
Apr-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Mar-26
Jun-26
Sep-26
1/10 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from October 1, 2021 to September 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2026 individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$118.41	$295.19	11/25/2021	$52.71	7/13/2022	$56.20	$56.20
Twelve months ended September 30, 2023	$37.42	$56.80	10/4/2022	$24.07	9/11/2023	$27.16	$26.98
Twelve months ended September 30, 2024	$27.46	$44.15	8/17/2024	$18.14	7/5/2024	$28.05	$28.05
Twelve months ended September 30, 2025	$42.93	$76.20	12/2/2024	$25.71	10/3/2024	$75.76	$75.76
Twelve months ended September 30, 2026	$483.71	$1,607.12	9/27/2026	$118.25	10/1/2025	$1,418.16	$1,418.16
October 1, 2021 to September 30, 2026	$141.93	$1,607.12	9/27/2026	$18.14	7/5/2024	$1,418.16	$1,418.16

The following table illustrates the movements in the Digital Asset Market price of ZEC, as reported on the Trust’s principal market, from October 1, 2021 to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$118.44	$296.04	11/25/2021	$52.71	7/13/2022	$56.19	$56.19
Twelve months ended September 30, 2023	$37.43	$56.80	10/4/2022	$24.07	9/11/2023	$27.15	$26.95
Twelve months ended September 30, 2024	$27.46	$44.07	8/17/2024	$18.13	7/5/2024	$28.04	$28.04
Twelve months ended September 30, 2025	$42.95	$76.12	12/2/2024	$25.67	10/3/2024	$75.42	$75.42
Twelve months ended September 30, 2026	$483.73	$1,606.98	9/27/2026	$118.11	10/1/2025	$1,417.68	$1,417.68
October 1, 2021 to September 30, 2026	$141.94	$1,606.98	9/27/2026	$18.13	7/5/2024	$1,417.68	$1,417.68

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from October 18, 2021 to August 24, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from August 25, 2026 to September 30, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from October 18, 2021 to August 24, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from August 25, 2026 to September 30, 2026.

ZCSH Premium/(Discount): ZCSH Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 9, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time (the “Trust Agreement”), does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report and in “Risk Factors” in our Form S-3 filed on August 21, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2022, the board of directors of Grayscale Investments, LLC, the Trust’s then-sponsor, approved the purchase by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June, 30, 2022, DCG purchased a total of $2.0 million worth of Shares of the Trust. From July 1, 2022 through November 2, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended September 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of ZCSH Redeemed(1)	Average Price Paid per Share of ZCSH(2)
July 1, 2026 - July 31, 2026	-	$-
August 1, 2026 - August 31, 2026	-	-
September 1, 2026 - September 30, 2026	1,400,000	36.05
Total	1,400,000	$36.05
(1)
Share amounts have been retroactively adjusted to reflect the 3-for-1 Share Split of the Trust’s issued and outstanding Shares completed on September 30, 2026.
(2)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1†

Master Custody Service Agreement, dated as of August 8, 2025, by and between Anchorage Digital Bank N.A and Grayscale Investments Sponsors, LLC, for itself and as Sponsor of the Clients listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 5, 2026).

10.2†

Sixth Amendment to the Master Custody Service Agreement, dated September 29, 2026, by and between the Sponsor on behalf of the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on October 5, 2026).

10.3†	Marketing Agent Agreement, dated as of October 22, 2025, between the Sponsor and Foreside Fund Services, LLC.

10.4†	Amendment No. 4 to the Marketing Agent Agreement, dated as of November 5, 2026, between the Sponsor and Foreside Fund Services, LLC.

10.5†	Advertising Review and Filing Agent Agreement, dated as of November 5, 2026, by and between the Sponsor, on behalf of the Trust, and Grayscale Securities, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

† *

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

Grayscale Investments Sponsors, LLC as Sponsor of The Zcash ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.